Form 10QSB
period 1997-07-31
MEDICAL RESOURCES MANAGEMENT INC
filed 1997-09-15
CIK 1039142

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                -------------------

                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED July 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 1-13009

                    MEDICAL RESOURCES MANAGEMENT, INC.
         (Exact name of registrant as specified in its charter)

            NEVADA                                   95-4607643
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


932 GRAND CENTRAL AVENUE GLENDALE, CALIFORNIA              91201
(Address of principal executive offices)                 (Zip Code)

                               (818) 240-8250
             (Registrant's telephone number, including area code)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES X  NO
                                ---    ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of September 10, 1997 there were 7,345,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                             YES X  NO
                                ---    ---

                               TABLE OF CONTENTS

ITEM                                                                                                       PAGE NO.
----                                                                                                       --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -- July 31, 1997 (unaudited) and October 31, 1996..............             3

           Consolidated Statements of Income -- Three and Nine Months Ended July 31, 1997 and 1996
             (unaudited)..............................................................................             4

           Consolidated Statements of Cash Flows -- Nine Months Ended July 31, 1997 and 1996
             (unaudited)..............................................................................             5

           Notes to Consolidated Financial Statements (unaudited).....................................             6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......             7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..........................................................................            11

Item 2.    Changes in Securities......................................................................            11

Item 3.    Defaults upon Senior Securities............................................................            13

Item 4.    Submission of Matters to a Vote of Security Holders........................................            14

Item 5.    Other Information..........................................................................            14

Item 6.    Exhibits and Reports on Form 8-K...........................................................            14

           Signatures.................................................................................            15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                                                    JULY 31,          OCTOBER 31,
                                                                                      1997              1996
                                                                              ---------------------  ------------
                                                                                   (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................................  $             159,552  $     12,482
  Accounts receivable, less allowance of $165,000 at July 31, 1997 and
    $85,000 at October 31, 1996.............................................              1,727,195     1,090,388
  Inventories...............................................................                464,093       118,490
  Prepaid expenses..........................................................                156,621        54,488
  Income tax receivable.....................................................                 31,282        36,254
  Deferred tax assets.......................................................                               37,817
                                                                              ---------------------  ------------
Total current assets........................................................              2,538,743     1,349,919

Property and equipment:
  Rental equipment..........................................................             14,004,969     9,386,958
  Transportation equipment..................................................                826,484       690,244
  Office furniture and equipment............................................                300,525       140,176
  Leasehold improvements....................................................                 76,833         8,456
                                                                              ---------------------  ------------
                                                                                         15,208,811    10,225,834
  Less accumulated depreciation.............................................              6,412,984     5,773,222
                                                                              ---------------------  ------------
Net property and equipment..................................................              8,795,827     4,452,612
Customer list and other intangibles, net....................................                324,782       --
Deposits....................................................................                140,266        13,472
                                                                              ---------------------  ------------
Total assets................................................................  $          11,799,618  $  5,816,003
                                                                              ---------------------  ------------
                                                                              ---------------------  ------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................................  $           1,057,428  $    561,645
  Current portion of long-term debt.........................................                812,293       512,293
  Current portion of obligations under capital leases.......................              1,025,338       415,338
                                                                              ---------------------  ------------
Total current liabilities...................................................              2,895,059     1,489,276

Long-term debt, net of current portion......................................              1,842,696     1,196,267
Obligations under capital leases, net of current portion....................              3,293,520       694,480
Deferred income taxes.......................................................                613,540       599,904

Notes payable--shareholders.................................................                              253,720

Shareholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 100,000,000
    Issued and outstanding shares -- 7,345,927 at July 31, 1997 and
      6,100,720 at October 31, 1996.........................................                  7,346         6,101
  Additional paid-in capital................................................              1,643,907       233,573
  Retained earnings.........................................................              1,503,550     1,342,682
                                                                              ---------------------  ------------
Total shareholders' equity..................................................              3,154,803     1,582,356
                                                                              ---------------------  ------------
Total liabilities and shareholders' equity..................................  $          11,799,618  $  5,816,003
                                                                              ---------------------  ------------
                                                                              ---------------------  ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (UNAUDITED)

                                       THREE MONTHS ENDED JULY 31,  NINE MONTHS ENDED JULY 31,
                                            1997           1996          1997          1996
                                       -------------  ------------  ------------  ------------
Revenue..............................  $   2,154,622  $  1,628,568  $  5,586,783  $  4,987,066
Cost of revenue......................        987,836       716,973     2,411,689     2,247,626
                                       -------------  ------------  ------------  ------------
Gross profit.........................      1,166,786       911,595     3,175,094     2,739,440

Depreciation expense.................        191,832       212,998       666,935       614,164
Selling expenses.....................        353,773       262,570       881,612       715,511
General and administrative
  expenses...........................        386,398       316,674     1,014,126       921,265
                                       -------------  ------------  ------------  ------------
Operating income.....................        234,783       119,353       612,421       488,500

Interest expense.....................        168,178        60,623       342,111       238,389
                                       -------------  ------------  ------------  ------------
Income before income taxes...........         66,605        58,730       270,310       250,111
Provision for income taxes...........         27,993        24,300       109,475       108,300
                                       -------------  ------------  ------------  ------------
Net income...........................  $      38,612       $34,430      $160,835  $    141,811
                                       -------------  ------------  ------------  ------------
                                       -------------  ------------  ------------  ------------
Net income per common share..........  $        0.01  $       0.01  $       0.02  $       0.03
                                       -------------  ------------  ------------  ------------
                                       -------------  ------------  ------------  ------------
Weighted average common shares.......      7,077,615     4,744,632     6,580,330     4,744,632
                                       -------------  ------------  ------------  ------------
                                       -------------  ------------  ------------  ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                        JULY 31,
                                                                                -----------------------
                                                                                    1997        1996
                                                                                -----------  ----------
                           OPERATING ACTIVITIES
Net income....................................................................  $   160,835  $  141,811
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation................................................................      666,935     614,164
  Deferred income taxes.......................................................       51,453      27,300
  Changes in operating assets and liabilities, net of effects from purchase of
   Pulse, Laser Medical and Med Surg:

    Accounts receivable.......................................................     (277,348)   (129,305)
    Inventories...............................................................     (157,962)     17,723
    Prepaid expenses..........................................................     (102,133)    (19,377)
    Income tax receivable.....................................................        4,972     (86,789)
    Accounts payable and accrued expenses.....................................      (32,645)   (146,378)
                                                                                -----------  ----------
Net cash provided by operating activities.....................................      314,107     419,149

                            INVESTING ACTIVITIES
Purchases of property and equipment...........................................       (8,676)   (914,136)
Purchase of Pulse, Laser Medical and Med Surg, net of cash acquired...........     (910,624)
Increase in deposits..........................................................     (122,033)     (8,034)
                                                                                -----------  ----------
Net cash used for investing activities........................................   (1,041,333)   (922,170)

                             FINANCING ACTIVITIES
Issuance of common stock-net proceeds.........................................      355,225
Borrowings on long-term debt..................................................    1,205,571   1,229,852
Principal payments on long-term debt..........................................     (355,946)   (334,090)
Payments on notes payable-bank................................................                  (40,612)
Payments on notes payable-shareholders........................................                  (19,399)
Principal payments on capital lease obligations...............................     (330,554)   (335,612)
                                                                                -----------  ----------
Net cash provided by financing activities.....................................      874,296     500,139
                                                                                -----------  ----------
Net increase (decrease) in cash...............................................      147,070      (2,882)
Cash and cash equivalents at beginning of period..............................       12,482      26,218
                                                                                -----------  ----------
Cash and cash equivalents at end of period....................................  $   159,552  $   23,336
                                                                                -----------  ----------
                                                                                -----------  ----------
Supplemental information:
Cash paid during the period for:
  Interest....................................................................  $   331,048  $   75,248
                                                                                -----------  ----------
                                                                                -----------  ----------
  Taxes.......................................................................  $     --     $   43,000
                                                                                -----------  ----------
                                                                                -----------  ----------
Capital lease obligations entered into for equipment..........................  $ 1,336,171  $  972,023
                                                                                -----------  ----------
                                                                                -----------  ----------

See accompanying notes to consolidated financial statements.

              MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 July 31, 1997

1. BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-SB for the year ended October 31, 1996.

The Company acquired Pulse Medical Products, Inc. (Pulse) on March 31, 1997. The acquisition was completed through the exchange of approximately 325,000 shares of common stock for all of the issued and outstanding common stock of Pulse, and this transaction has been accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements include the results of operations of Pulse commencing April 1, 1997.

The Company acquired Laser Medical, Inc. (Laser Med) on June 30, 1997. This acquisition was completed through the exchange of 190,000 shares of common stock for all of the issued and outstanding common stock of Laser Med. This transaction has been accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements include the results of operations of Laser Med commencing July 1, 1997.

The Company also acquired Med Surg Specialties, Inc. (Med Surg) on June 30, 1997. This acquisition was completed through the exchange of 214,667 shares of common stock for all of the issued and outstanding common stock of Med Surg, and has been accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements include the results of operations for Med Surg commencing July 1, 1997.

2. SHAREHOLDERS' EQUITY

During the nine months ended July 31, 1997, the Company sold 291,600 units (each unit consisting of one share of common stock, one Class A warrant entitling the holder to purchase one share of common stock for a three year period at a price of $2.50 per share, and one Class B warrant entitling the holder to purchase one share of common stock for a three year period at a price of $4.00 per share) at a price of $1.25 per unit. Net proceeds therefrom were approximately $334,000.

The Company also issued 21,100 units, at the same price of $1.25 per unit, in exchange for certain accounts payable due to vendors. In addition, the Company issued 202,840 units in exchange for the retirement of $253,550 of subordinated indebtedness due to shareholders, also at a price of $1.25 per unit.

Qualified stock options for the purchase of 529,000 shares of common stock at prices ranging from $1.50 to $2.13 per share were granted during the nine months ended July 31, 1997, none of which have been exercised. In addition, non-qualified stock options for the purchase of 325,000 shares of common stock at a price of $1.50 were issued to certain officers and board members during the nine months ended July 31, 1997, none of which have been exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Certain statements contained in Management's Discussion and Analysis, particularly in the final paragraph of "Liquidity and Capital Resources," and elsewhere in this Report on Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. The forward-looking statements are subject to risks and uncertainties, including the following: (a) changes in levels of competition from current competitors and potential new competition; (b) loss of a significant customer; and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. Actual results may materially differ from anticipated results described in these statements.

    The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Statements of
Income:


                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        JULY 31,                  JULY 31,
                                                               ---------------------------  --------------------
                                                                    1997           1996       1997       1996
                                                               ---------------  ----------  ---------  ---------
Net revenues.................................................            100.0%      100.0%     100.0%     100.0%
Cost of revenues.............................................             45.8        44.0       43.2       45.1
                                                               ---------------  ----------  ---------  ---------
Gross profit.................................................             54.2        56.0       56.8       54.9
Depreciation expense.........................................              8.9        13.1       11.9       12.3
Selling expenses.............................................             16.4        16.1       15.8       14.3
General and administrative expenses..........................             18.0        19.5       18.1       18.7
                                                               ---------------  ----------  ---------  ---------
Operating income.............................................             10.9         7.3       11.0        9.6
Interest expense.............................................              7.8         3.7        6.1        4.6
                                                               ---------------  ----------  ---------  ---------
Income before income taxes...................................              3.1         3.6        4.9        5.0
Provision for income taxes...................................              1.3         1.5        2.0        2.2
                                                               ---------------  ----------  ---------  ---------
Net income...................................................              1.8%        2.1%       2.9%       2.8%
                                                               ---------------  ----------  ---------  ---------
                                                               ---------------  ----------  ---------  ---------

QUARTER ENDED JULY 31, 1997 COMPARED TO QUARTER ENDED JULY 31, 1996

    Net revenues for the quarter ended July 31, 1997 increased by $526,000, or 32.3%, from the comparable period of the prior year. The increase in net revenues is almost entirely the result of additional revenues in the approximate amount of $538,000 due to the acquisition of Pulse, Laser Med and Med Surg.

    Cost of revenues for the quarter ended July 31, 1997 was $988,000, or 45.8% of net revenues, compared to $717,000, or 44.0% of net revenues, in the comparable prior period, an increase of $271,000, or 37.8%. The increase in cost of revenues is primarily attributable to an increase in cost of revenues of $270,000 resulting from the acquisition of Pulse, Laser Med and Med Surg.

    Gross profit for the quarter ended July 31, 1997 was $1,167,000, or 54.2% of net revenues, compared to $912,000, or 56.0% of net revenues, in the quarter ended July 31, 1996, an increase of $255,000, or 28.0%, principally as a result of an increase in gross profit of $268,000 from the acquisition of Pulse, Laser Med and Med Surg.

    Depreciation expense for the quarter ended July 31, 1997 was $192,000, down slightly from $213,000 for the third quarter of fiscal 1996. The decrease in depreciation expense is mainly attributable to some depreciable assets of Physiologic Reps, Inc. (PRI) reaching the end of their depreciable lives.

    Selling expenses for the quarter ended July 31, 1997 were $354,000, compared to $263,000 for the comparable period of the prior year, an increase of $91,000, or 34.6%. As a percentage of net revenues, selling expenses increased from 16.1% in the quarter ended July 31, 1996 to 16.4% in the current quarter. The increase in selling expense is primarily attributable to
(a) the addition of sales and marketing personnel in the California market by PRI, and (b) selling expense in the amount of $42,000 from the acquisition of Pulse, Laser Med and Med Surg.

    General and administrative expenses increased to $386,000 in the quarter ended July 31, 1997 from $317,000 in the quarter ended July 31, 1997, an increase of $69,000, or 21.8%. As a percentage of net revenues, such expenses decreased from 19.5% in the third quarter of the prior fiscal year to 18.0% in the third quarter of the current fiscal year. This percentage decrease occurred principally as a result of lower general and administrative expenses experienced by Pulse, Laser Med and Med Surg.

    Interest expense for the quarter ended July 31, 1997 was $168,000, compared to $61,000 in the third quarter of the prior fiscal year, an increase of $107,000, or 175.4%. The increase in interest expense is the result of $85,000 in additional interest expense from the acquisition of Pulse, Laser Med and Med Surg, as well as an increase in the indebtedness of PRI.

    Income before income taxes increased by $8,000, or 13.6%, to $67,000 in the quarter ended July 31, 1997 from $59,000 in the quarter ended July 31, 1996. Income before income taxes, as a percentage of revenues, declined to 3.1% in the quarter ended July 31, 1997 from 3.6% in the quarter ended July 31, 1996 as a result of all of the aforementioned factors. Pulse experienced a loss before taxes of approximately $63,000 in the quarter ended July 31, 1997.

NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996

    Net revenues for the nine months ended July 31, 1997 were $5.59 million, compared to $4.99 million for the first nine months of the prior fiscal year, an increase of $600,000, or 12.0%. The increase in net revenues for the first nine months of fiscal 1997 over fiscal 1996 is primarily the result of an increase of $774,000 due to the acquisitions of Pulse Medical Products, Laser Medical and Med Surg Specialties, offset in part by a decrease in sales of Physiologic Reps, Inc (PRI) of approximately $174,000, or 3.5%.

    Cost of revenues for the nine months ended July 31, 1997 was $2.41 million, or 43.2% of net revenues, compared to $2.25 million, or 45.1% of net revenues, in the comparable prior period, an increase of $164,000, or 7.3%. The increase of cost of revenues as a percentage of net revenues is primarily attributable to an increase of $390,000 from the three newly acquired companies previously mentioned, offset in part by a decrease in cost of revenues of $226,000 experienced by PRI.

    Gross profit for the nine months ended July 31, 1997 was $3.18 million, or 56.8% of net revenues, compared to $2.74 million, or 54.9% of net revenues, in the nine months ended July 31, 1996, an increase of $436,000, or 15.9% as a result of the net increases in revenues and cost of revenues. The increase in gross profit as a percentage of revenues is principally attributable to the higher gross profit margins experienced by Pulse in the medical equipment rental market segment.

    Depreciation expense for the nine months ended July 31, 1997 was $667,000, or 11.9% or revenues, compared to $614,000, or 12.3% of net revenues, in the nine months ended July 31, 1996, an increase of $53,000, or 8.6%. Pulse's generally has lower depreciation expense as a percentage of its revenues, since a higher percentage of its revenues are generated from product sales compared to rental of medical equipment than is the case for the Company's other subsidiaries.

    Selling expenses for the nine months ended July 31, 1997 increased by $166,000, or 23.2%, from $716,000 during the first nine months of the prior fiscal year. As a percentage of net revenues, selling expenses increased to 15.8% in the first nine months of the current fiscal year, compared to 13.1% in the same period of the prior fiscal year. The increase in selling expense is primarily attributable to (i) an increase of $113,000 in PRI's selling expenses due to expansion of its sales and marketing staff in California, and
(ii) the addition of $53,000 in selling expenses as a result of the acquisition of Pulse.

    General and administrative expenses increased from $921,000 in the nine months ended July 31, 1996 to $1,014,000 in the nine months ended July 31, 1997, an increase of $93,000, or 10.1%. As a percentage of net revenues, such expenses decreased from 18.7% in the first nine months of the prior fiscal year to 18.1% in the comparable period of the current fiscal year. The increase in general and administrative expenses is principally attributable to $85,000 in general and administrative expenses resulting from the acquisition of Pulse.

    Operating income was $612,000 in the nine months ended July 31, 1997, or 11.0% of revenues, compared to $489,000 in the first nine months of the prior fiscal year, or 9.6% of revenues. This increase in operating income of $123,000 between these two nine-month periods is attributable to the factors previously cited above.

    Interest expense for the first nine months of the current fiscal year was $342,000, compared to $238,000 in the comparable period of the prior fiscal year, an increase of $104,000, or 43.7%. The increase in interest expense is the result of increased levels of indebtedness, principally for (i) the acquisition of new laser equipment for PRI, (ii) an increase in the borrowings of the Company under its credit facilities and (iii) indebtedness assumed as a part of the acquisitions of Pulse, Laser Med and Med Surg, offset in part by lower borrowing rates experienced in connection with the term loans incurred by the Company.

    Income before income taxes increased by $20,000, or 8.0%, to $270,000 in the nine months ended July 31, 1997 from $250,000 in the nine months ended July 31, 1996. Income before income taxes, as a percentage of revenues, decreased slightly to 4.9% in the first nine months of the current year from 5.0% in the nine months ended July 31, 1996 as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise from the funding of its working capital needs, principally accounts receivable, as well as its capital expenditure needs. The Company's primary sources for working capital are cash flow from operations and borrowings under debt facilities.

    During the nine months ended July 31, 1997, net cash provided by operating activities was $314,000, which resulted primarily from (i) net income of $161,000, (ii) depreciation expense of $667,000 and (iii) an increase in long-term deferred income tax liabilities of $51,000. These sources of cash were offset in part by a net increase of approximately $565,000 in working capital items.

    Net cash used for investing activities during the nine months ended July 31, 1997 was $1,014,000, which was attributable primarily to the acquisitions of Pulse, Laser Med and Med Surg.

    During the nine months ended July 31, 1997, the Company's cash provided by financing activities totaled $874,000, consisting primarily of $1,206,000 in borrowings under term debt facilities, as well as $355,000 in net proceeds from the Company's private offering of Common Stock and warrants. Such cash provided by financing activities was offset in part by (i) principal payments on long-term debt of $356,000 and (ii) principal payments on capital lease obligations of $331,000.

    On April 24, 1997, the Company entered into an Equipment Note Loan and Security Agreement (Agreement) with LINC Capital, Inc., a division of LINC Capital Partners. The Agreement provides for (i) a $300,000 working capital facility for Pulse, (ii) a $1,200,000 capital lease facility for used equipment, and (iii) a $1,000,000 capital lease facility for new equipment. This Agreement was entered into primarily to refinance the existing indebtedness of Pulse, as well as to provide funds for the acquisition of new equipment by either Pulse or PRI. As of July 31, 1997, the entire working capital facility of $300,000 had been used, as well as approximately $1,185,000 of the capital lease facility for used equipment. In addition, approximately $260,000 of the capital lease facility for new equipment had been utilized as of July 31, 1997.

    On July 10, 1997, the Company entered into a Term WCMA Loan and Security Agreement (the Term Loan Agreement) with Merrill Lynch Business Financial Services, Inc. (Merrill Lynch). This Term Loan Agreement provides for a $2 million term loan, with interest payable monthly and principal payable in equal annual installments of $400,000 at the end of each of the five years commencing on or about September 1, 1998. Proceeds from this term loan will be used to provide additional working capital for the Company, as well as to retire the existing credit facilities with Merrill Lynch, which totaled approximately $1.55 million as of July 31, 1997. Advances under this term loan during the quarter ended July 31, 1997 totaled $425,000.

COMMITMENTS

    The Company had no material commitments for capital expenditures at July 31, 1997. However, although it has no present commitments or agreements to make such capital expenditures, during the next 12 months the Company expects to make substantial capital expenditures, in accordance with its historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. The Company believes that funds generated from operations, together with funds available from credit facilities and capital lease facilities that the Company expects to obtain during the coming 12-month period, will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    None.

ITEM 2. CHANGES IN SECURITIES.

COMMON STOCK

    As of July 31, 1997, the Company had 7,345,927 shares of common stock issued and outstanding. The holders of shares of common stock are entitled to dividends when and as declared by the Board of Directors from funds legally available therefore, and, upon liquidation are entitled to share, pro rata, in any distribution to holders of common stock. There are no pre-emptive, conversion or redemption privileges, nor sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

    The Company has borrowed money from two principal shareholders -- Allen and Susan Bonnifield. The notes payable -- shareholders bear interest at rates ranging from 10% to 12% and are subordinated to the notes payable to a finance company. On March 31, 1997, Allen Bonnifield cancelled indebtedness of the Company owed to him in the amount of $108,000 in exchange for 86,400 Units consisting of common stock and warrants in the private placement. On April 24, 1997, Susan Bonnifield cancelled indebtedness of the Company owed to her in the amount of $145,550 in exchange for 116,440 Units consisting of common stock and warrants in the private placement.

Warrants

    As of July 31, 1997, as a result of a private placement of its common stock and warrants, the Company had Class A and Class B warrants outstanding to purchase 531,540 shares and 531,540 shares of common stock, respectively. Each Class A warrant entitles the holder thereof to purchase one share of common stock at a price, initially, of $2.50, and each Class B warrant entitles the holder thereof to purchase one share of common stock at a price, initially, of $4.00, through and including November 1, 1999.

    The Class A and Class B warrants are redeemable by the Company commencing on May 1, 1997 upon 30 days' notice, at a price of $.05 per warrant, provided that the closing bid price of the common stock on all of the 20 trading days ending on the third day prior to the day on which the Company gives notice has been at least 120% (currently $3.00, subject to adjustment, for the Class A warrants and $4.80, subject to adjustment, for the Class B warrants) of the then effective exercise price of the warrants called for redemption. The holders of the Class A and Class B warrants called for redemption have exercise rights until the close of business on the date fixed for redemption.

    The exercise price and number of shares of common stock or other securities issuable on exercise of the Class A and Class B warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. However, no Class A or Class B warrant is subject to adjustment for issuances of common stock at a price below the exercise price of that warrant, including the issuance of shares of common stock pursuant to the Company's 1996 Stock Incentive Plan. The Class A and Class B warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the Company, with the exercise form attached to the certificate completed and executed as indicated, accompanied by full payment of the exercise price (by certified check payable to the Company) to the Company for the number of warrants being exercised. Warrantholders do not have the rights or privilege of holders of common stock.

    No fractional shares will be issued upon exercise of warrants. However, if a warrantholder exercises all warrants of a particular class then owned of record by him, the Company will pay to such warrantholder, in lieu of the issuance of any fractional share which is otherwise issuable, an amount in cash based on the market value of the common stock on the last trading day prior to the exercise date.

    On April 24, 1997, in connection with a certain Equipment Note Loan and Security Agreement (Equipment Loan Agreement) entered into by the Company, warrants were granted to the noteholder to purchase 100,000 shares of common stock at a price of $2.00 per share, exercisable at any time during the six years following the date of the Equipment Loan Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

STOCK OPTIONS

STOCK INCENTIVE PLAN

    In September 1996, the Company adopted the 1996 Stock Incentive Plan
(Plan) to allow officers and employees and certain non-employees to receive options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Plan, regular salaried employees, including directors, who are full time employees, may be granted options exercisable at not less than 100 percent of the fair market value at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than ten percent of the voting power of all classes of stock of the Company must be 110 percent of the fair market value of the common stock on the date of grant, and the duration may not exceed five years.

    Options generally become exercisable at a rate of 33 percent of the shares subject to option one year after grant. The remaining shares generally become exercisable ratably over an additional 24 months. The duration of options may not exceed ten years. A maximum number of 1,500,000 shares of common stock may be issued pursuant to the Plan.

    The following table summarizes stock option activity under the Plan since its adoption:

                                                                     EXERCISE
                                                                    PRICE PER
                                                      SHARES          SHARE
                                                  --------------  --------------
       Granted..................................         872,000  $  1.50--$2.13
       Cancelled................................         (34,000) $  1.50--$2.13
                                                  --------------  --------------
     Balance at July 31, 1997...................         838,000  $  1.50--$2.13
                                                  --------------  --------------
                                                  --------------  --------------

OTHER STOCK OPTIONS

    In conjunction with the August 19, 1996 reorganization between Medical Resources Management, Inc. (MRM) and Physiologic Reps, Inc. (PRI), in exchange for options previously granted to purchase shares of PRI, certain employees received 81,804 non-qualified options to purchase MRM common stock at an exercise price of $.50 per share. Additionally, on June 30, 1997, the Company granted to certain officers and board members a total of 325,000 non-qualified options to purchase MRM common stock at an exercise price of $1.50 per share. These non-qualified options generally have the same restrictions and vesting provisions as options granted under the 1996 Stock Incentive Plan.

    In addition, under the terms of its acquisition agreement with the shareholders of Pulse Medical Products, Inc. (Pulse), the Company has agreed to issue up to 300,000 options to purchase common stock at an exercise price of $1.50 per share to the former shareholders and employees of Pulse based upon Pulse's operating results during the year ending October 31, 1997. These options will generally have the same restrictions and vesting provisions as options granted under the 1996 Stock Incentive Plan.

    All information set forth below has been adjusted to reflect the reorganization of the Company and PRI on August 19, 1996.

1. On July 31, 1996, PRI entered into a Plan and Agreement of Reorganization (Plan of Reorganization) with Kendall Management Corporation (Kendall) whereby Kendall acquired all of PRI's issued and outstanding common stock in exchange for Kendall common stock. Upon the close of the Plan of Reorganization on August 19, 1996, PRI's shareholders owned approximately 83.6% of the outstanding common stock of Kendall. In addition, Kendall issued options exercisable into 81,804 shares of Kendall common stock in exchange for PRI options. As a result, PRI became a subsidiary of Kendall.

      Subsequent to the reorganization, Kendall changed its name to Medical Resources Management, Inc.

      Pursuant to the Plan of Reorganization, Kendall completed the acquisition of PRI's issued and outstanding common stock in exchange for 5,100,720 shares of its own common stock. The tax-free exchange was pursuant to the provisions of Sections 351 and 368(a)(1)(B) of the Internal Revenue Code. For financial statement purposes, the transaction has been accounted for as a reverse acquisition as if PRI issued its common stock for the net assets of Kendall. Kendall was not an operating company.

2. Between November 1, 1996 and April 30, 1997, the Company sold 291,600 Units consisting of 291,600 shares of common stock and 291,600 Class A warrants and 291,600 Class B warrants to purchase, in the aggregate, 583,200 shares of common stock. The Units were sold at $1.25 per Unit, for gross proceeds of $364,500. The private placement was limited to investors qualifying under Section 25102(n) of the California Corporations Code of 1977, as amended, and Regulation D and Section CE of the Securities Act of 1933, as amended. Officers and directors of the registrant sold the Units.

3. Between November 1996 and July 1997, the Company issued incentive stock options under the registrant's 1996 Stock Incentive Plan to employees to purchase an aggregate of 529,000 shares of common stock at exercise prices between $1.50 and $2.13 per share, which price was at fair market value at time of grant.

4. On March 31, 1997, the Company issued 325,000 shares of common stock to the four former shareholders of Pulse Medical Products, Inc. (Pulse) in exchange for all of the common stock of Pulse.

5. On June 30, 1997, the Company issued 214,667 shares of common stock to the former shareholder of Med Surg Specialties, Inc. (Med Surg) in exchange for all of the common stock of Med Surg.

6. On June 30, 1997, the Company issued 190,000 shares of common stock to the two former shareholders of Laser Medical, Inc. (Laser Medical) in exchange for all of the common stock of Laser Medical.

    In each sale of securities described in the preceding paragraphs of this
Item 2, each purchaser agreed that the securities acquired will be held for investment purposes, that the representative certificates may bear restrictive legends indicating that the securities may not be freely transferred and that the records of the Company may contain appropriate stop transfer orders. The Company had reasonable grounds to believe that each purchaser was capable of evaluating the merits and risks of his investment, was able to bear the economic risks of his investment and acquired the securities for investment purposes only. Accordingly, the Company believes that the foregoing transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to the exemption under Section 4(2) of that Act, and the Rules and Regulations promulgated thereunder and under Section 3(b) of that Act, by reason of such transactions being by an issuer and not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  Exhibit
  Number       Exhibit Description

  6.12 Term WCMCA Note and Security Agreement dated July 10, 1997 between the Company and Merrill Lynch Business Financial Services

  (b) Reports on Form 8-K

         None.

                                   SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL RESOURCES MANAGEMENT, INC.


Date        September 15, 1997

By    /s/ Allen H. Bonnifield
    --------------------------------------
    Allen H. Bonnifield, President and CEO