Form 10KSB
period 1997-10-31
MEDICAL RESOURCES MANAGEMENT INC
filed 1998-02-13
CIK 1039142

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-13009

                      MEDICAL RESOURCES MANAGEMENT, INC.
          (Name of small business issuer as specified in its charter)

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

   Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under                                 Common Stock,
Section 12(g) of the Exchange Act:                    par value $.001 per share

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
    ---          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [ ]

The Registrant's revenues for the fiscal year ended October 31, 1997 were $8,105,140.

As of January 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the average of the closing bid and asked prices on such date) was approximately $2,096,000.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on or before February 28, 1998.

Exhibits index page number:  19


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I


FORWARD-LOOKING STATEMENTS

   This Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Report on Form 10-KSB containing such forward-looking statements include "Description of Business," "Historical Background," "Growth," "Acquisitions," "Products and Services," "Marketing and Sales," "Markets" and "Competition" under Item 1 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below. Statements in this Form 10-KSB which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such topics as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other development and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the registrant.

   The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include: (a) changes in levels of competition from current competitors and potential new competition; (b) loss of a significant customer; and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. Forward-looking statements made by or on behalf of the registrant are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in these forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the registrant will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the registrant or its business or operations.


ITEM 1.  DESCRIPTION OF BUSINESS

   Medical Resources Management, Inc. ("MRM" or the "Company") makes mobile laser/surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physicians' offices. MRM provides these mobile lasers with technical support to ensure the lasers are working correctly for the physicians. The Company also provides other medical equipment on a rental basis to hospitals and surgery centers. This equipment is used throughout such facilities to supplement their requirement for certain medical equipment. The combination of mobile laser/surgical services and medical equipment rental illustrates the overall strategy and focus on diversification of the Company.

   MRM's laser/surgical services have appeal for two of the most rapidly growing areas of the health care industry: managed care and cosmetic surgery. For managed care, minimally invasive procedures can be performed by physicians at hospitals that find the investment in the latest laser surgery equipment and trained technicians to be uneconomical. For cosmetic surgery, the physicians benefit from having a multitude of different laser technologies available to offer to their patients without the burden of investing a significant amount of money. In both instances, physicians and hospitals receive technical support and expertise which is provided with the equipment, which allows the staff to focus on their duties without the additional tasks of running a laser.

   The Company believes it enjoys an advantage that the small competitor cannot match due to the quantity and variety of its laser equipment, its highly trained technicians, and the training courses it provides for technicians and health care professionals. The Company has approximately 600 active accounts in California, Arizona, Utah, Colorado and Nevada and experiences a higher than 90% rate of repeat business from the hospitals, surgery centers and doctors that it serves. The market encompasses many disciplines including plastic/cosmetic surgery, dermatology, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, ophthalmology, general surgery, podiatry and dentistry. Equipment is becoming more specialized to the medical procedures involved, and technical training of the physician, regarding the use of equipment, is a significant part of MRM's business.

   MRM is the successor entity pursuant to a reorganization which occurred on July 31, 1996 between Physiologic Reps, Inc. ("PRI"), which has been active in this business since 1973, and Kendall Management Corporation, a public company which previously was inactive. PRI continues as a wholly owned subsidiary of MRM. THROUGHOUT THIS DOCUMENT "MRM" IS USED TO REFER TO MRM AND ITS WHOLLY OWNED SUBSIDIARIES, INCLUDING PRI, EVEN IN HISTORICAL CONTEXT. The Company is headquartered at 932 Grand Central Ave., Glendale,
California.  See "Reorganization" and "Acquisitions."


HISTORICAL BACKGROUND

   MRM's largest wholly owned operating subsidiary, PRI, was incorporated in California in 1973 and moved to its present headquarters building in 1994, located in Glendale, California. The Company also has sales and service offices in Stockton, CA, Dublin, CA and Phoenix, AZ. PRI produced approximately 83% of the consolidated revenues of MRM during the year ended October 31, 1997.

   MRM entered the hospital equipment rental market in 1974, the mobile laser/surgical services market in 1987, cosmetic skin resurfacing in 1994 and leg vein treatment and tattoo removal in 1997. The Company began to expand its mobile laser/surgical services to the doctors' offices and their clinics in 1995. This business is complementary to the existing laser/surgical services MRM has provided to hospitals. In 1997, the Company made the decision to expand its cosmetic services to include specialized lasers for treatment of vascular lesions, pigmented lesions and tattoo removal. Additionally, the Company has acquired new laser technology to assist in the removal of leg veins and continues to evaluate lasers for the removal of unwanted hair.

   During the past few years, revenue from the Company's mobile laser/surgical services business has greatly exceeded the medical equipment rental business. However, MRM has a large array of general medical equipment which it rents, primarily to hospitals, and has acquired substantial additional general medical equipment during fiscal 1997. The Company's inventory of medical equipment includes an extensive variety of medical devices, serving a broad range of hospital departments or needs. This wide array of medical rental equipment, delivered to customers on very short notice, was the Company's primary business until about 1987, when the Company developed the mobile surgical laser business. During fiscal 1997, the Company began to renew its emphasis on the rental of general medical equipment.

GROWTH

   Since its inception, MRM has focused on providing rental and other services to its clients on an as needed basis. As a result, the Company has established long-term relationships with a number of physicians, hospitals and other medical care providers. The Company's management believes that such relationships provide an opportunity to introduce additional products to these customers by expanding MRM's product lines beyond laser/surgical services and medical equipment rentals. This strategy could also have a beneficial effect when coupled with the growth strategy of MRM through acquisition of similar companies. See "Acquisitions."

   MRM's strategic plan is to acquire other companies in the medical services and equipment rental business to take advantage of current opportunities in the market place. Opportunities for growth are created because a wider range of new surgical laser equipment is coming to market with features oriented toward a wider variety of medical specialties. Surgical laser procedures are also becoming more popular with the public. This increased popularity is increasing the number of surgical laser procedures performed. Another factor favoring growth of surgical laser rentals by hospitals is the effort by managed care to reduce costs through less invasive procedures. The managed care effort has also reduced funds available for investment in new equipment and training. Part of MRM's business strategy is to take advantage of hospitals' decreased ability to invest in capital equipment, as well as the synergy between mobile laser/surgical services and medical equipment rental, to increase revenue and reduce costs.

ACQUISITIONS

   On March 31 1997, the Company acquired 100% of the issued and outstanding capital stock of Pulse Medical Products, Inc. ("Pulse"), headquartered in Boise, ID, in exchange for 325,000 shares of its own common stock. As a result, Pulse became a wholly owned subsidiary of MRM.

   Pulse rents medical equipment and sells related equipment and supplies. Pulse conducts its business in Idaho, Montana, Utah, Colorado, Minnesota and Wyoming. Pulse will continue to operate as a wholly owned subsidiary of MRM, and its headquarters will remain in Boise, ID.

   On June 30 1997, MRM acquired 100% of the issued and outstanding capital stock of Laser Medical, Inc. ("Laser Medical"), headquartered in Murray, UT, in exchange for 190,000 shares of its own common stock. As a result, Laser Medical became a wholly owned subsidiary of MRM. In addition, the Company obtained a non-compete agreement from the principal former shareholder of Laser Medical in consideration of the payment of $80,000 in cash.

   Laser Medical provides mobile laser/surgical services to hospitals, out patient surgery centers, and physicians' offices. Laser Medical operates its business in Utah and Colorado. Since the date of its acquisition by MRM, Laser Medical has operated as a wholly owned subsidiary of MRM, and will continue to do so.

   Also on June 30, 1997, the Company acquired 100% of the issued and outstanding capital stock of Med Surg Specialties, Inc. ("Med Surg"), located in Brea, CA, in exchange for 214,667 shares of its common stock. As a result, Med Surg became a wholly owned subsidiary of MRM. In addition, the Company obtained a non-compete agreement from the principal former shareholder of Med Surg in consideration of the payment of $138,000 in cash ($50,000 in July, 1997 with the balance payable $50,000 in 1998 and $38,000 in 1999).

   Med Surg makes mobile laser/surgical services available to hospitals, out patient surgery centers, and physician's offices. Med Surg's operations, which were conducted primarily in the Southern California area, were absorbed into PRI at the time of the acquisition.

   MRM intends to continue the pursuit of its strategic plan of acquiring other companies in the medical services and equipment rental business to take advantage of current opportunities in the market place. The Company intends to establish a nationwide presence through acquisitions and thus position itself to service chains of hospitals and clinics which are currently only served inefficiently on a fractionated basis.


PRODUCTS AND SERVICES

   MRM's technicians deliver equipment and provide technical support to physicians and operating room ("O.R.") personnel as needed. Once the technician is at the customer site, he posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications or documentation required for hospital record-keeping. The MRM technician sets the physician's requested power settings and maintains a laser safe environment during the surgical procedure. Hospitals and surgery facilities, especially those with fluctuating occupancy levels, find this outsourcing of trained technicians, on an as-needed basis, a cost effective alternative to training and staffing their own personnel. More than 60% of the Company's revenue was generated from the rental of technician supported equipment during each of the last two fiscal years.

   The Company's lasers encompass the latest technology in CO2, Nd:YAG, Pulse Dye, KTP/YAG, and Holmium YAG models. MRM has established an excellent working relationship with the leading laser manufacturers and is often the first service company to receive new laser technology in its markets. The Company is constantly reviewing developments in the medical laser field to stay abreast of the latest technology available.

   MRM also provides its customers with disposable products and/or attachments that are needed for a given procedure. This applies primarily to laser related rentals requiring laser drapes, masks, fibers, tubing, etc.
The customers benefit from this added service since they save the added costs that would be incurred if they had to purchase a large inventory of these disposable products.

   Additionally, MRM offers a broad spectrum of general medical equipment to the medical market that it serves. The Company's inventory of equipment includes an extensive variety of devices, serving a broad range of hospital departments and needs, such as CO2 monitors, defibrillators, feeding pumps, PCA pumps, ECG monitors, infusion pumps, neo-natal monitors, and pulse oximeters.

   Due in part to its varied inventory of equipment, MRM is usually capable of offering delivery and support of rental items with only a few hours' notice. Mobile laser/surgical services are ordered in advance and re-confirmed with the customer the day before the procedure by the scheduling department.

MARKETING AND SALES

   The principal focus of the business is providing mobile laser/surgical
services.   Commencing in the latter part of the fiscal year ended October
31, 1997, the Company began to offer new lasers designed for a variety of medical procedures including cosmetic and dermatological treatments, such as
(i) treatment of leg veins, (ii) removal of unwanted hair, and (iii) skin rejuvenation.

   Additionally, the Company is expanding its business of renting medical equipment to hospitals, surgery centers and physicians in their offices. The Company also plans on selectively adding to its disposable products. MRM believes that it will be able to take advantage of the excellent working relationship it enjoys with its customers as an avenue for new product sales. Management believes that this approach will add to the revenue of the Company and will complement the services currently being provided to customers.

   The Company's sales efforts are supported by a direct sales force which focuses on providing timely service and products to MRM's customers. In addition, the Company sponsors educational seminars on new laser technology, which are attended by physicians. This allows the direct sales force to introduce new laser technology and procedures to the Company's customer base as soon as new lasers are offered by manufacturers. This method has proven to be successful in developing new business from physicians. The Company benefits from the physician training which occurs at these educational seminars because the physicians can immediately implement the new laser technology offered by MRM.

   MRM's sales representatives attend national and regional physician medical seminars and trade shows to present the Company's services and products.
MRM also creates markets for its products and services through direct mailing of marketing literature and promotional materials regarding its complete range of laser/surgical services to hospitals, surgery centers and physicians.

MARKETS

   The Company's principal markets, and percent of revenue from each, during fiscal years ended October 31, 1997 and 1996 were as follows:


                                                FISCAL 1997    FISCAL 1996

     Mobile Laser/Surgical Services                45%            61%
     Cosmetic Mobile Laser/Surgical Services
       (Primarily Physician Office Based)          17%            12%
     Medical Equipment Rentals                     23%            13%
     Equipment and Disposable Sales                15%            14%

Medical Data International, Inc. defined the total market for surgical procedures (in and out of hospital), market growth and segmentation in a report issued in 1996. This report indicates that there were 29 million total surgical procedures performed in the U.S. in 1994, which was an increase of 12.4% over the 25.8 million procedures in 1990. Outpatient procedures increased 70.8% from 11 million to 18.9 million, while the percentage of total procedures performed on an outpatient basis grew to 65% from 43%. The percentage of surgical procedures performed in physicians' offices grew to 12% from 6% during the same time.

HOSPITAL MOBILE LASER/SURGICAL SERVICES

   MRM was one of the first companies to provide mobile laser/surgical services to hospitals and surgery centers. Because of MRM's long tenure of providing laser surgical services in the Southern California market and the emergence of fragmented competition, this has become a mature market place with growth dependent on new procedures and products. This situation does not exist in most other parts of the country, providing the Company with a growth opportunity in other geographic markets.

   The mobile laser/surgical services, both hospital/surgery center based and physician office based, provide a quick entry into new geographic markets with multiple strategies. Once a facility is established in a new geographic market, the opportunity exists to use that facility as a dispatch point for equipment rentals and new products.

COSMETIC MOBILE LASER/SURGICAL SERVICES

   The cosmetic laser business is primarily physician office based. This market did not emerge for the Company until early 1995, and has been characterized by rapid changes in specific techniques as new technology emerges.

   In recent years, skin resurfacing cosmetic laser surgery has shown significant growth. However, price competition is emerging in this market from smaller start up companies. Recent legislation in California and some other states restricting anesthesia in doctors' offices may redirect much of this cosmetic surgery to hospitals and surgery centers where MRM has a strong base. As the skin rejuvenation market matures, new markets will be emerging for the treatment of leg veins and the removal of unwanted hair. Because of customer inquiries, the Company believes that recently developed laser technology for collapsing veins so that they are no longer visible will produce a significant increase in the number of doctors using mobile lasers. In addition, the anticipated introduction to the market of new lasers for unwanted hair removal will add a companion procedure to the vein procedure.

   An American Academy of Cosmetic Surgery survey reported that approximately
2.7 million cosmetic surgery procedures were performed in the U.S. in 1994.
A survey by the American Society of Plastic and Reconstructive Surgeons reported that patients between the ages of 35 and 50 represented 41% of the cosmetic surgery procedures performed in the U.S. in 1994. The survey also reported that approximately 36% of the cosmetic procedures performed in the U.S. in 1994 were performed in physicians' offices. The market for specific cosmetic laser surgery procedures, as documented in various medical journals, has been estimated as follows:

   PROCEDURE              PERCENT OF          PROCEDURE          PERCENT OF
                          POPULATION                             POPULATION

   Red Lesions               8%               Brown Lesions         10%
   Tattoo Removal            8%               Stretch Marks         25%
   Balding                   30%              Wrinkles              38%
   Varicose Veins            25%              Warts                 20%
   Hair Removal              30%

HOSPITAL MEDICAL EQUIPMENT RENTALS

   MRM entered the hospital equipment rental market in 1974, and maintained that business as its primary source of revenue until the mobile laser/surgical services became predominate in 1987. That transition took place because of competition from national medical rental companies and high demand for the newly developed mobile laser/surgical services.

   The hospital equipment rental market has been reduced to two dominant national companies. The older and smaller of these companies is Universal Hospital Services ("UHS"), which provides medical equipment within the hospital on a fee for use basis. Management believes that UHS does not focus on the larger portion of that market which is supplemental equipment rentals.
 The larger company is Mediq PRN ("Mediq"), which is dominant in the supplemental rental business through contracts with large hospital management companies. MRM has identified an excellent opportunity to service Mediq's customers on a second call basis (as an alternative supplier to these customers) at reasonable prices.

   MRM believes that it has a competitive advantage in the market, since it is one of the few companies that provide both mobile laser/surgical services and medical equipment rental. There are a number of synergies among the mobile laser/surgical services and the medical equipment rental business, including:

          -  Shared facilities
          -  Shared warehouse and delivery employees
          -  Shared delivery vehicles
          -  Complimentary scheduling and booking staff
          -  Common management
          -  Shared sales staff at start up


EQUIPMENT AND DISPOSABLE SALES

   MRM continues to evaluate several lines of disposable medical products to introduce to its customers. As the medical rental market continues to be challenged by smaller competitors, the Company intends to respond by offering new products, as well as remaining competitive on current market pricing. This is a natural progression for MRM, since it has a large customer base typified by repeat business and ongoing personal contact between the Company's sales representatives and the customers.

   Another source of revenue is the re-marketing of used equipment. As a result of its practice of updating laser and medical rental equipment, the Company on occasion does sell used equipment. This used equipment is an excellent choice for surgery centers or physicians that are looking for low cost equipment that still meets the expectations of physicians and the standards of regulatory agencies, while avoiding the high cost of new equipment.

GOVERNMENT REGULATIONS

The healthcare industry is subject to extensive federal and state regulation. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the Company's business, operating results or financial condition. There can be no assurance that a review of the Company's operations by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company. In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, which change could adversely affect the Company's operations, financial condition, business opportunities or future expansion. Furthermore, the manufacturers of medical equipment utilized by the Company are subject to extensive regulation by the Food and Drug Administration ("FDA"). Failure of such manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of such medical equipment, which could adversely affect the Company's operating results or financial condition. As consolidation among physician groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. There can be no assurance that the Company will be able to maintain its physician, payor or manufacturer relationships under such circumstances.

POTENTIAL EXPOSURE TO LIABILITY

Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services provided by the Company to physicians, including actions by the Company's technicians, its establishment of protocols and its training programs, could give rise to liability claims. Although the Company has not recently been a party to any material litigation, including litigation relating to the practice of medicine, there can be no assurance that the Company will not become involved in such litigation in the future, or that any claim or claims arising from such litigation will not exceed the Company's insurance coverage or that such coverage will continue to be available.

COMPETITION

   The market for MRM's services is highly competitive. Companies, particularly in the laser surgery industry, are competing by cutting prices, and therefore profit margins. In spite of such competition, the management of MRM believes that it can compete successfully. MRM is one of the few companies that provide surgical laser equipment to hospitals, ambulatory surgery centers and doctors' offices. MRM is able to build its business on the interrelation of these market segments.

   MRM's competition for mobile laser surgery equipment rental is primarily from a number of small companies with only a few surgical lasers each. In most cases, these competing companies are founded by technicians who have left doctors' offices or hospitals and sell their services to a limited number of customers.

   Management believes that the largest company currently in the surgical laser rental business is Medical Alliance, Inc. ("MAI"), of Irving, TX, a publicly traded company with current revenues of about $20 million. MAI has recently concentrated its efforts on renting equipment mainly in physician offices. This approach is limited to procedures done without general anesthesia. MRM services the same physicians' office market, plus the larger market of hospitals, which provides a more consistent business base.

   Major competitors in the hospital medical equipment rental market include Universal Hospital Services and Mediq PRN. The Company believes that, as a specialist, it can better satisfy the hospitals' needs for medical rental equipment at satisfactory profit margins. Even though management believes it will continue to be able to compete, there can be no assurance that the Company will be successful in doing so.

REORGANIZATION

   On July 31, 1996, PRI entered into a Plan and Agreement of Reorganization ("Plan") with Kendall Management Corporation ("Kendall"). Pursuant to the Plan, Kendall acquired all of PRI's common stock in exchange for 5,100,720 shares of Kendall common stock representing approximately 83.6% of the outstanding common stock of Kendall. In addition, Kendall issued its options exercisable into 81,804 shares of Kendall common stock in exchange for PRI options. Subsequent to the reorganization, Kendall changed its name to Medical Resources Management, Inc. As a result, PRI became a subsidiary of Kendall.

   The tax-free exchange was pursuant to the provisions of Sections 351 and 368(a)(1)(B) of the Internal Revenue Code. For financial statement purposes, the transaction has been accounted for as a reverse acquisition as if PRI issued its common stock for the net assets of Kendall. Kendall was not an operating company.

YEAR 2000 ISSUES

   The Company believes that entering into the year 2000 will have little or no impact on its systems.

EMPLOYEES

   As of October 31, 1997, the Company employed 91 full time persons, 44 of which were involved in technical activities (most of these were active as field technicians), 22 of which were involved in sales and marketing, and 25 of which were involved in administration and accounting. In addition, the Company employs 8 part time and occasional employees as technicians to handle overload situations. None of these employees is represented by a union. The Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

   The Company leases approximately 14,500 square feet of space for its headquarters in Glendale, California on a lease that expires in 2001, for $9,830 per month, with a CPI based rent escalation clause. The Company also leases about 2,000 square feet of space for its field and sales office in Dublin, California under a lease that expires in 2001, for $1,907 per month, with a CPI based rent escalation clause.

   In addition, it leases field and sales offices in Stockton, CA, Boise, ID, Englewood, CO, Phoenix, AZ and Las Vegas, NV. Total combined square footage is 11,200 for approximately $9,900 per month, and each lease is for three years or less.

ITEM 3.  LEGAL PROCEEDINGS.

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

   The common stock of the Company is traded under the symbol "MRMC" in the over-the-counter market through the NASD's electronic OTC Bulletin Board service. The following table sets forth the range of high and low bid and ask prices per share of the common stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Quotations for periods prior to July 31, 1996 are for the common stock of Kendall Management Corporation prior to the Reorganization.

                                                Bid Prices
                                           -------------------
                                             High        Low
                                             ----       ---
               Quarter ended:
               January 31, 1996            $  1.50     $  1.50
               April 30, 1996              $  2.50     $  0.875
               July 31, 1996               $  3.00     $  1.125
               October 31, 1996            $  3.00     $  1.125

               January 31, 1997            $  2.25     $  1.25
               April 30, 1997              $  2.00     $  1.25
               July 31, 1997               $  1.87     $  1.00
               October 31, 1997            $  1.50     $  0.625
               January 30, 1998            $  0.9375   $  0.625

HOLDERS OF COMMON STOCK

   As of October 31, 1997, the number of holders of record of common stock was 411, excluding approximately eight accounts in "nominee" or "street" name.

DIVIDENDS

   To date, the Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that all earnings, if any, for the foreseeable future will be retained for development of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

   The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Statements of
Income:

                                                   YEAR ENDED OCTOBER 31,
                                                     1997          1996
                                                   -------       -------
     Net revenues ................................. 100.0%        100.0%
     Cost of revenues .............................  55.7          57.0
                                                   -------       -------
     Gross profit .................................  44.3          43.0
     Selling expenses .............................  18.3          14.7
     General and administrative expenses ..........  19.9          18.3
                                                   -------       -------
     Operating income .............................  6.1           10.0
     Interest expense .............................  6.0            4.6
                                                   -------       -------
     Income before income taxes ...................  0.1            5.4
     Provision for income taxes ...................  0.0            2.3
                                                   -------       -------
     Net income ...................................  0.1%           3.1%
                                                   -------       -------
                                                   -------       -------

YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

   Net revenues for the year ended October 31, 1997 were $8.11 million, compared to $6.69 million for the prior fiscal year, an increase of $1.41 million, or 21.1%. The increase in net revenues for fiscal 1997 over fiscal 1996 is entirely the result of (1) revenues from the operations of Pulse of $1.07 million since the date of its acquisition, (2) revenues from Laser Medical of $225,000 since the date of its acquisition and (3) an increase of $118,000 in revenues of PRI.

   Cost of revenues for the year ended October 31, 1997 was $4.52 million, or 55.7% of net revenues, compared to $3.82 million, or 57.0% of net revenues, in the prior fiscal year, an increase of $702,000, or 18.4%. The increase in cost of revenues for the most recent fiscal year compared to the prior year is attributable to (1) cost of revenues from the operations of Pulse of $742,000 since the date of its acquisition and (2) cost of revenues from Laser Medical of $131,000 since the date of its acquisition, offset in part by a decrease of $171,000 in the cost of revenues of PRI, principally as a result of lower depreciation expense. The decrease in cost of revenues as a percentage of net revenues is primarily attributable to increased revenues from medical equipment rentals, which generally have lower cost of revenues than mobile laser/surgical services.

   Gross profit for the fiscal year ended October 31, 1997 was $3.59 million, or 44.3% of net revenues, compared to $2.88 million, or 43.0% of net revenues, in the year ended October 31, 1996, an increase of $709,000, or 24.6%. The increase in gross profit for fiscal 1997 compared to fiscal 1996 is principally due to (1) the addition of $326,000 of gross profit from the operations of Pulse since the date of its acquisition, (2) the addition of $94,000 of gross profit from the operations of Laser Medical since the date of its acquisition, and (3) an increase of $289,000 in the gross profit of PRI due to an increase in higher margin equipment rental revenues, as well as lower depreciation expense. The increase in gross profit as a percentage of revenues is principally attributable to an increase in overall revenues from medical rentals, which generally have higher gross profit margins that revenues than revenues from mobile laser/surgical services.

   Selling expenses for the year ended October 31, 1997 increased by $501,000, or 51.1%, from $981,000 during the prior fiscal year. As a percentage of net revenues, selling expenses increased to 18.3% in the year ended October 31, 1997, compared to 14.7% in the prior fiscal year. The increase in selling expense is primarily the result of (1) the addition of $162,000 of selling expenses from the operations of Pulse since the date of its acquisition, (2) the addition of $26,000 of selling expenses from the operations of Laser Medical since the date of its acquisition, and (3) an increase of $313,000 in the selling expenses of PRI due to (a) the addition of sales representatives in the California market, (b) an increase in the compensation levels of existing sales personnel and (c) the addition of marketing personnel.

   General and administrative ("G&A") expenses increased from $1.22 million in the year ended October 31, 1996 to $1.61 million in the year ended October 31, 1997, an increase of $391,000, or 31.9%. As a percentage of net revenues, such expenses increased from 18.3% in the prior fiscal year to 20.0% in the current fiscal year. The increase in G&A expenses is principally attributable to (1) the addition of $149,000 of G&A expenses from the operations of Pulse since the date of its acquisition, (2) the addition of $5,000 of G&A expenses from the operations of Laser Medical since the date of its acquisition, and (3) an increase of $237,000 in the G&A expenses of PRI due to (a) higher salaries and wages resulting from the hiring of certain new employees in the accounting and finance departments of the Company, (b) increased costs associated with public relations and the administration of a public company and (c) increased amortization expenses relating to goodwill, non-compete agreements and customer list.

   Operating income was $490,000 in the year ended October 31, 1997, or 6.1% of revenues, compared to $673,000 in the year ended October 31, 1996, or 10.1% of net revenues. This decrease in operating income of $183,000 from the 1996 fiscal year to the 1997 fiscal year is attributable to the factors previously cited above.

   Interest expense for the year ended October 31, 1997 was $487,000, compared to $308,000 in the prior fiscal year, an increase of $179,000, or 58.1%. The increase in interest expense is the result of (1) the addition of $93,000 of interest expense relating to the operations of Pulse since the date of its acquisition, (2) the addition of $17,000 of interest expense relating to the operations of Laser Medical since the date of its acquisition, and (3) an increase of $69,000 in the interest expense of PRI due to an increased level of indebtedness relating to the acquisition of laser and medical rental equipment during fiscal year 1997.

   Income before income taxes was $2,000 in the year ended October 31, 1997 compared to income before taxes of $365,000 in the year ended October 31, 1996, a decrease of $363,000. Income before income taxes, as a percentage of revenues, declined to 0.1% in the year ended October 31, 1997 from 5.5% in the year ended October 31, 1996 as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity requirements arise from the funding of its working capital needs, principally accounts receivable and inventories, as well as its capital expenditure needs. The Company's primary source for working capital has historically been borrowings under debt facilities, as well as the sale of common stock.

   Net cash provided by operating activities during the year ended October 31, 1997 was $111,000, which resulted primarily from (a) net income of $1,000 and (b) depreciation and amortization expense of $966,000. These sources of cash were offset in part by (a) a net increase of approximately $838,000 in working capital items and (b) a decrease in long-term deferred income tax liabilities of $18,000.

   Net cash used for investing activities during the fiscal year ended October 31, 1997 was $731,000, which consisted of (a) $444,000 in capital expenditures, (b) the payment of $130,000 for non-compete agreements and (c) an increase in deposits and other assets of $157,000.

   During the year ended October 31, 1997, the Company's cash provided by financing activities totaled $673,000, consisting primarily of (a) $1.23 million in borrowings under term debt facilities, (b) $1.19 million in borrowings related to capital leases for existing equipment and (c) $324,000 in net proceeds from the Company's private offering of units consisting of common stock and warrants. Such cash provided by financing activities was offset in part by (a) principal payments on long-term debt of $665,000 and
(b) principal payments on capital lease obligations of $1.32 million.
Between November 1, 1996 and April 30, 1997, the Company received $324,000 (net of related expenses) from the issuance of 291,600 units in a private placement. Each unit consisted of (1) one share of common stock, (2) one Class A warrant to purchase one share of common stock, at any time prior to November 1, 1999, at a price of $2.50 per share, and (3) one Class B warrant to purchase one share of common stock, at any time prior to November 1, 1999, at a price of $4.00 per share.

COMMITMENTS

   The Company had no material commitments for capital expenditures at October 31, 1997. However, although it has no present commitments or agreements to make such capital expenditures, during the next 12 months the Company expects to make substantial capital expenditures, in accordance with its historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. The Company believes that funds generated from operations, together with funds available from capital lease facilities that the Company expects to obtain during the year ending October 31, 1998, will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.


ITEM 7.  FINANCIAL STATEMENTS.

      See financial statements included herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

   Not applicable.

                                   PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The following information concerns the directors and executive officers of the Registrant as of October 31, 1997:

   The information contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, on or before February 28, 1998, with respect to directors and executive officers of the Company and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is hereby incorporated by reference in response to this item.

ITEM 10.  EXECUTIVE COMPENSATION

   The information contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, on or before February 28, 1998, with respect to executive compensation and transactions, is hereby incorporated by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, on or before February 28, 1998, with respect to security ownership of certain beneficial owners and management, is hereby incorporated by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, on or before February 28, 1998, with respect to certain relationships and related transactions, is hereby incorporated by reference in response to this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

     1. Financial Statements:                                              PAGE

        Report of Independent Auditors                                     F-1

        Consolidated Balance Sheet - October 31, 1997                      F-2

        Consolidated Statements of Income - Years Ended October 31,
          1997 and 1996                                                    F-4

        Consolidated Statements of Changes in Shareholders' Equity -
          Years Ended October 31, 1997 and 1996                            F-5

        Consolidated Statements of Cash Flows - Years Ended
          October 31, 1997 and 1996                                        F-6

        Notes to Consolidated Financial Statements                         F-7


       2.  Exhibits:
                    See Exhibits Index.  The exhibits listed in the accompanying
           Exhibit Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

                    No reports on Form 8-K have been filed during the quarter ended October 31, 1997.

                                  SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Glendale, California on the 12th day of February, 1998.

MEDICAL RESOURCES MANAGEMENT, INC.

By   /s/  Allen H. Bonnifield
    ----------------------------------------------------
     Allen H. Bonnifield, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February, 1998.

     SIGNATURE                                      TITLE

By   /s/ ALLEN H. BONNIFIELD
    ----------------------------------
     Allen H. Bonnifield                            President and CEO


By   /s/ DOUG HANSEN
    ----------------------------------
     Doug Hansen                                    Vice President, CFO and
                                                    Principal Accounting Officer

By   /s/ ROBERT STUCKELMAN
    ----------------------------------
     Robert Stuckelman                              Director


By   /s/ STEPHEN COUGHLIN
    ----------------------------------
     Stephen Coughlin                               Director and President of
                                                    Pulse Medical Products, Inc.

By   /s/ GREGORY BONNIFIELD
    ----------------------------------
     Gregory Bonnifield                             Director and President of
                                                    Physiologic Reps, Inc.

                                EXHIBITS INDEX


EXHIBIT        EXHIBIT DESCRIPTION
NUMBER

2.1       Articles of Incorporation and Amendments thereto. (1)

2.2       By-Laws of the Registrant. (1)

3.1 Copy of a Warrant Agreement and Warrant issued between November 1996 and March 1997 to investors in the Registrant's Private Placement. (1)

6.1 Plan and Agreement of Reorganization between the Registrant and Physiologic Reps, Inc. dated July 31, 1996. (1)

6.2       Registrant's 1996 Stock Incentive Plan. (1)

6.3 Term Loan and Security Agreement dated March 28, 1995 between the Registrant and Merrill Lynch Business Financial Services, Inc. (1)

6.4 Term Loan and Security Agreement dated June 5, 1996 between the Registrant and Merrill Lynch Business Financial Services, Inc. (1)

6.5 WCMA Note, Loan and Security Agreement dated June 5, 1996 between the Registrant and Merrill Lynch Business Financial Services, Inc. (1)

6.6 Plan and Agreement of Reorganization between the Registrant and Pulse Medical Products, Inc. dated March 31, 1997. (1)

6.7 Equipment Note Loan and Security Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)

6.8 Collateral Note No. 1 dated April 28, 1997 between the Registrant and LINC Capital, Inc. (1)

6.9 Lease Modification Agreement dated April 24, 1997 between Pulse Medical Products, Inc. and LINC Capital Management, a division of LINC Capital, Inc. (1)

6.10 Warrant Purchase Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)

6.11 Warrant to Purchase Shares of Common Stock dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)

6.12 Term Note and Security Agreement dated July 10, 1997 between the Registrant and Merrill Lynch Business Financial Services. (2)

EXHIBIT         EXHIBIT DESCRIPTION
NUMBER

6.13 Plan and Agreement of Reorganization between the Registrant and Laser Medical, Inc. dated June 27, 1997. (3)

6.14 Plan and Agreement of Reorganization between the Registrant and Med Surg Specialties, Inc. dated June 30, 1997. (3)


(1) Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.
(2) Exhibit filed with Registrant's Form 10-QSB for the quarter ended July 31, 1997 and incorporated by reference herein.
(3)  Exhibit filed herewith.

                        Report of Independent Auditors

Board of Directors and Shareholders
Medical Resources Management, Inc.

We have audited the accompanying consolidated balance sheet of Medical Resources Management, Inc. and subsidiaries as of October 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources Management, Inc. and subsidiaries at October 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

                                        Ernst & Young LLP

Los Angeles, California
February 10, 1998

              Medical Resources Management, Inc. and Subsidiaries

                          Consolidated Balance Sheet

                               October 31, 1997


ASSETS
Current assets:
   Cash and cash equivalents                                           $     64,356
   Accounts receivable, less allowance of $72,000 (NOTE 4)                1,829,695
   Inventories (NOTE 4)                                                     583,149
   Prepaid expenses                                                          94,378
   Income tax receivable                                                     55,113
                                                                       ------------
Total current assets                                                      2,626,691


Property and equipment (NOTES 3 AND 4):
   Rental equipment (NOTE 3)                                             16,216,245
   Transportation equipment                                                 847,492
   Office furniture and equipment                                           311,657
   Leasehold improvements                                                    86,074
                                                                       ------------
                                                                         17,461,468
   Less accumulated depreciation                                          6,670,474
                                                                       ------------
Net property and equipment                                               10,790,994

Other assets:
   Goodwill, net of accumulated amortization of $9,178                      394,983
   Covenants not to compete, net of accumulated amortization of $23,111     106,889
   Customer list, net of accumulated amortization of $9,722                 190,278
   Deposits and other assets                                                175,563
                                                                       ------------
Total other assets                                                          867,713
                                                                       ------------
Total assets                                                           $ 14,285,398
                                                                       ------------
                                                                       ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Medical Resources Management, Inc. and Subsidiaries

                               October 31, 1997

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                    $    882,966
   Accrued expenses                                                         564,300
   Notes payable                                                             56,457
   Current portion of long-term debt (NOTE 4)                               527,771
   Current portion of obligations under capital leases (NOTE 3)           1,495,611
                                                                       ------------
Total current liabilities                                                 3,527,105


Long-term debt, net of current portion (NOTE 4)                           2,090,695

Obligations under capital leases, net of current portion (NOTE 3)         4,728,500

Deferred income taxes (NOTE 5)                                              948,496

Commitments (NOTES 4 AND 9)

Shareholders' equity (NOTE 6):
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares - 7,345,927                               7,346
   Additional paid-in capital                                             1,639,366
   Retained earnings                                                      1,343,890
                                                                       ------------
Total shareholders' equity                                                2,990,602
                                                                       ------------
Total liabilities and shareholders' equity                             $ 14,285,398
                                                                       ------------
                                                                       ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Medical Resources Management, Inc. and Subsidiaries

                       Consolidated Statements of Income


                                                                  YEAR ENDED OCTOBER 31
                                                                   1997        1996
                                                               --------------------------
Revenue                                                        $ 8,105,140    $ 6,694,074
Cost of revenue, including depreciation expense of
   $868,975 in 1997 and $690,504 in 1996                         4,517,885      3,815,784
                                                               -----------    -----------
Gross profit                                                     3,587,255      2,878,290

Selling expenses                                                 1,482,244        981,427
General and administrative expenses                              1,615,612      1,223,965
                                                               -----------    -----------
Operating income                                                   489,399        672,898

Interest expense                                                   487,391        307,746
                                                               -----------    -----------
Income before income taxes                                           2,008        365,152
Provision for income taxes (NOTE 5)                                    800        156,098
                                                               -----------    -----------
Net income                                                     $     1,208    $   209,054
                                                               -----------    -----------
                                                               -----------    -----------

Net income per common share                                    $       .00    $       .04
                                                               -----------    -----------
                                                               -----------    -----------
Weighted average common shares                                   6,773,302      5,085,904
                                                               -----------    -----------
                                                               -----------    -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


              Medical Resources Management, Inc. and Subsidiaries

          Consolidated Statements of Changes in Shareholders' Equity


                                                    Common Stock          Additional        Retained
                                                 Shares       Amount    Paid-in Capital     Earnings         Total
                                               ----------------------------------------------------------------------

Balance at October 31, 1995                     4,744,632    $ 4,745      $   134,829      $ 1,133,628    $ 1,273,202
   Issuance of stock                            1,356,088      1,356           98,744                -        100,100
   Net income for year                                  -          -                -          209,054        209,054
                                               ----------------------------------------------------------------------
Balance at October 31, 1996                     6,100,720      6,101          233,573        1,342,682      1,582,356
   Issuance of stock (NOTES 2 and 6)            1,245,207      1,245        1,405,793                -      1,407,038
   Net income for year                                  -          -                -            1,208          1,208
                                               ----------------------------------------------------------------------
Balance at October 31, 1997                     7,345,927    $ 7,346      $ 1,639,366      $ 1,343,890    $ 2,990,602
                                               ----------------------------------------------------------------------
                                               ----------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Medical Resources Management, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                     YEAR ENDED OCTOBER 31
                                                                     1997            1996
                                                                 ---------------------------

OPERATING ACTIVITIES
Net income                                                       $      1,208     $  209,054
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization                                    966,436        844,172
     Deferred income taxes                                            (17,752)       194,087
     Changes in operating assets and liabilities:
        Accounts receivable                                          (342,684)       (84,949)
        Inventories                                                  (279,267)         3,378
        Prepaid expenses                                              (39,890)       (53,702)
        Income tax receivable                                         (18,859)       (36,254)
        Accounts payable                                              (96,799)        67,174
        Accrued expenses                                              (61,605)       (50,104)
        Income taxes payable                                                -       (143,500)
                                                                 ---------------------------
Net cash provided by operating activities                             110,788        949,356

INVESTING ACTIVITIES
Purchases of property and equipment                                 (444,150)     (1,249,147)
Payments for non-compete agreements                                 (130,000)              -
Increase in deposits and other assets                               (157,331)         (3,472)
                                                                 ---------------------------
Net cash used for investing activities                              (731,481)     (1,252,619)

FINANCING ACTIVITIES
Issuance of common stock                                             324,480         100,100
Borrowings on notes payable                                           24,185               -
Borrowings on long-term debt                                       1,231,024       1,468,862
Borrowings on capital lease refinancing                            1,185,810               -
Principal payments on notes payable - shareholders                         -         (35,872)
Principal payments on notes payable                                 (111,191)        (40,612)
Principal payments on long-term debt                                (664,872)       (558,868)
Principal payments on capital lease obligations                   (1,316,869)       (644,083)
                                                                 ---------------------------
Net cash provided by financing activities                            672,567         289,527

Net increase (decrease) in cash                                       51,874         (13,736)
Cash and cash equivalents at beginning of period                      12,482          26,218
                                                                 ---------------------------
Cash and cash equivalents at end of period                       $    64,356       $  12,482
                                                                 ---------------------------
                                                                 ---------------------------

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
   Interest                                                      $   464,253      $  310,662
                                                                 ---------------------------
                                                                 ---------------------------
   Taxes                                                         $    40,050      $  141,765
                                                                 ---------------------------
                                                                 ---------------------------
Capital lease obligations entered into for equipment             $ 3,089,726      $  975,589
                                                                 ---------------------------
                                                                 ---------------------------
Common stock issued for acquired companies                       $   802,634      $        -
                                                                 ---------------------------
                                                                 ---------------------------
Common stock issued in exchange for forgiveness of debt          $   253,550      $        -
                                                                 ---------------------------
                                                                 ---------------------------
Common stock issued for forgiveness of accrued liabilities       $    26,325      $        -
                                                                 ---------------------------
                                                                 ---------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Medical Resources Management, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                               October 31, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Medical Resources Management, Inc. (MRM or the Company) engages in the business of renting medical equipment, providing associated technical support, and also selling related supplies. Customers of the Company are located throughout much of the western United States. The financial statements include MRM, the holding company, consolidated with all of its
wholly owned subsidiaries (see Note 2 for 1997 acquisitions).   All
significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories, consisting primarily of supplies, are stated at the lower of cost (first-in, first-out) or market basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which vary from five to ten years. Capitalized leases and leasehold improvements are being amortized using the straight-line method over the shorter of the lease term or estimated useful lives. Amortization of capital leases is included in depreciation expense.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged as incurred.

INTANGIBLE ASSETS

Goodwill is amortized over a period of 15 years. Payments for non-compete agreements are capitalized and then amortized over the period of the non-compete agreement. Customer lists are amortized over a period of 12 years.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted laws and rates.

             Medical Resources Management, Inc. and Subsidiaries

REVENUE RECOGNITION

The Company recognizes revenue at the time that the rental service is rendered to the customer, including the providing of technical support.

STOCK-BASED COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue doing so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company provides proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense (Note 8).

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with banks. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers primarily with small balances. Management reviews these balances on a monthly basis and maintains reserves for potential credit losses, which losses have historically been within management's expectations. The Company generally sells on credit terms of 30 days and requires no collateral.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from those estimates.

EARNINGS PER SHARE

Net income per share has been computed based on the weighted average number of shares of common stock outstanding. Stock options have not been considered because the effect was either not material or antidilutive.

LONG-LIVED ASSETS

Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired. If indicators of impairment are present, or if long-lived assets are expected to be disposed of at a loss, impairment losses are recorded.

              Medical Resources Management, Inc. and Subsidiaries

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's outstanding balances under its long-term debt instruments approximates fair value because the interest rates on outstanding borrowings vary according to current market rates or are set to approximate market rates.

FINANCIAL STATEMENT PRESENTATION

Certain balances from the October 31, 1996 financial statements have been reclassified to conform to the October 31, 1997 presentation.

NEW ACCOUNTING PRINCIPLES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" (SFAS 128). This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt this new standard in fiscal year 1998, and has determined that the impact on the financial statements will be insignificant.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the current financial statement disclosure will need to be modified based upon current operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to
segments.   SFAS 131 is effective for fiscal years beginning after December
15, 1997. The Company is reviewing the standard and does not believe that there will be a significant impact on financial disclosures.

              Medical Resources Management, Inc. and Subsidiaries

2.   ACQUISITIONS

Effective March 31, 1997, the Company acquired 100% of the common stock of Pulse Medical Products, Inc. (Pulse). Pulse provides medical rental equipment in the Rocky Mountain area. The purchase price was $357,500 consisting of 325,000 shares of MRM's common stock (valued at $1.10 per share). The transaction was accounted for as a purchase and, accordingly, the results of operations of Pulse have been included in the statement of income since April 1, 1997.

Effective June 30, 1997, the Company acquired 100% of the common stock of Laser Medical, Inc. (Laser Medical). Laser Medical provides mobile laser/surgical services principally in the states of Utah and Colorado. The purchase price was $209,000 consisting of 190,000 shares of MRM's common stock (valued at $1.10 per share). In addition, the Company obtained a non-compete agreement from the principal former shareholder of Laser Medical in consideration of the payment of $80,000 in cash. This transaction was accounted for as a purchase and, accordingly, the results of operations of Laser Medical have been included in the statement of income since July 1, 1997.

Also effective June 30, 1997, the Company acquired 100% of the common stock of Med Surg Specialties, Inc. (Med Surg). The purchase price was $236,134 consisting of 214,667 shares of MRM's common stock (valued at $1.10 per share). Med Surg provides mobile laser/surgical services in the Southern California area. In addition, the Company obtained a non-compete agreement from the principal former shareholder of Med Surg in consideration of the payment of $138,000 in cash ($50,000 at closing, with the balance payable $50,000 in 1998 and $38,000 in 1999). This transaction was accounted for as a purchase and, accordingly, the results of operations of Med Surg have been included in the statement of income since July 1, 1997.

The following unaudited proforma summary statements of earnings for the years ended October 31, 1997 and 1996 of the Company and the acquisitions discussed previously assuming all were effective on November 1, 1995. The proforma information gives effect to certain adjustments, including primarily the amortization of excess of costs over net assets acquired. This proforma summary does not necessarily reflect the results of operations as they would have been if the Company and the acquisitions had been a single entity during such periods:

                                                     YEAR ENDED OCTOBER 31
                                                     1997             1996
                                                 -----------------------------
          Total revenues                         $ 9,887,000      $ 10,820,000
          Total expenses                          10,028,000        10,572,000
                                                 -----------------------------
          Net income (loss)                      $  (141,000)     $    248,000
                                                 -----------------------------
                                                 -----------------------------
          Net income (loss) per common share     $      (.02)     $        .04
                                                 -----------------------------
                                                 -----------------------------

Effective July 16, 1997, the Company acquired a 21.8% interest for $17,500 in Santa Barbara Equipment, LLC (SBEL), a limited liability company formed by the Company and certain physicians to operate a laser in Santa Barbara, California. The Company manages SBEL and provides accounting and other services to SBEL. The Company accounts for its interest in SBEL using the equity method of accounting.

              Medical Resources Management, Inc. and Subsidiaries

3.   OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain equipment under capital lease obligations which contain purchase options. Cost and accumulated depreciation of equipment under capital leases included in equipment as of October 31, 1997 are as follows:

     Rental equipment                                                  $ 12,146,452
     Less accumulated depreciation                                        4,879,719
                                                                       ------------
     Net book value                                                    $  7,266,733
                                                                       ------------
                                                                       ------------

The following is a schedule by year of future minimum lease payments required under the leases, together with their present value as of October 31, 1997:

     1998                                                              $ 2,217,636
     1999                                                                2,128,647
     2000                                                                1,825,226
     2001                                                                1,304,649
     2002                                                                  623,899
                                                                       -----------
     Total minimum lease payments                                        8,100,057
     Less amount representing interest                                   1,875,946
                                                                       -----------
     Present value of minimum lease payments due under capital leases    6,224,111
     Less current portion                                                1,495,611
                                                                       -----------
     Obligations under capital leases, net of current portion          $ 4,728,500
                                                                       -----------
                                                                       -----------

              Medical Resources Management, Inc. and Subsidiaries

4.   LONG-TERM DEBT

Long-term debt consists of the following at October 31, 1997:

   Note payable to a finance company, payable in 60 monthly
     installments of $33,333 plus interest at the 30-day
     commercial paper rate plus 2.75% (8.2% at October 31, 1997), secured by accounts receivable, inventories, equipment and the
     personal guarantee of certain shareholders.                         $ 1,966,667
   Various notes payable in monthly installments totaling $11,206 including interest varying between  9% and 16% per annum,
     collateralized by trucks, vans and automobiles, maturing
     through March 2002.                                                     336,641
   Notes payable to a finance company for a line of credit of
     $300,206 maturing April 2001, bearing interest at a rate of
     12% per annum, interest payable monthly, secured by the
     accounts receivable and inventories of Pulse.                           300,206
   Other                                                                      14,952
                                                                         -----------
   Total long-term debt                                                    2,618,466
   Less current portion                                                      527,771
                                                                         -----------
   Long-term debt, net of current portion                                $ 2,090,695
                                                                         -----------
                                                                         -----------

Long-term debt matures as follows during the years ending October 31:

   1998                                                                $   527,771
   1999                                                                    498,338
   2000                                                                    488,355
   2001                                                                    734,584
   2002                                                                    369,418
                                                                       -----------
                                                                       $ 2,618,466
                                                                       -----------
                                                                       -----------

              Medical Resources Management, Inc. and Subsidiaries

5.   PROVISION FOR INCOME TAXES

The provisions for income taxes for the years ended October 31, 1997 and 1996 consist of the following:

                                            YEAR ENDED OCTOBER 31, 1997
                                     CURRENT       DEFERRED       TOTAL
                                    --------------------------------------
       Federal                      $       -    $  (13,698)    $ (13,698)
       State                              800        13,698         14,498
                                    --------------------------------------
                                    $     800    $        -     $      800
                                    --------------------------------------
                                    --------------------------------------

                                           YEAR ENDED OCTOBER 31, 1996
                                     CURRENT       DEFERRED       TOTAL
                                    --------------------------------------

       Federal                      $ (32,588)     $ 152,092    $  119,504
       State                           (5,401)        41,995        36,594
                                    --------------------------------------
                                    $ (37,989)     $ 194,087    $  156,098
                                    --------------------------------------
                                    --------------------------------------

Significant components of the Company's deferred tax assets and liabilities at October 31, 1997 are as follows:

    Deferred tax assets:
        Net operating loss carryforwards           $   480,330
       Allowance for doubtful accounts                  62,848
       Other                                            43,428
                                                   ------------
    Total deferred assets                              586,606

    Deferred tax liabilities:
       Depreciation                                 (1,534,527)
       Other                                              (575)
                                                   ------------
    Total deferred liabilities                      (1,535,102)
                                                   ------------
    Net deferred liabilities                       $  (948,496)
                                                   ------------
                                                   ------------

A reconciliation of the provision for income taxes with the amounts obtained by applying the federal statutory tax rate is as follows:

                                                         YEAR ENDED OCTOBER 31
                                                           1997          1996
                                                         ---------------------
    Income tax based on federal statutory rate            $  683     $  124,150
    State tax, net of federal tax benefit                    106         22,316
    Non-deductible expenses and other                         11          9,632
                                                          ------     ----------
                                                          $  800     $  156,098
                                                          ------     ----------
                                                          ------     ----------

              Medical Resources Management, Inc. and Subsidiaries

6.   EQUITY

Between November 1, 1996 and March 31, 1997, the Company sold 291,600 Units in a private offering. These Units consisted of 291,600 shares of common stock, as well as 291,600 Class A warrants and 291,600 Class B warrants to purchase, in the aggregate, 583,200 shares of common stock. The Units were sold at $1.25 per Unit, resulting in gross proceeds of $364,500 and net
proceeds of $324,480 after expenses.   The Class A and Class B warrants have
an exercise price of $2.50 and $4.00, respectively, and expire on November 1, 1999. As of October 31, 1997 no such warrants had been exercised.

During March 1997, the Company issued an additional 202,840 Units to certain shareholders (including the principal officer of the Company) in exchange for $253,550 of indebtedness owed to these shareholders. These Units consisted of 202,840 shares of common stock, as well as 202,840 Class A warrants and 202,840 Class B warrants to purchase, in the aggregate, 405,680 shares of common stock. The Units were issued at a rate of one Unit for each $1.25 of shareholder debt forgiven. The Class A and Class B warrants have an exercise price of $2.50 and $4.00, respectively, and expire on November 1, 1999. As of October 31, 1997 no such warrants had been exercised.

In April 1997, in connection with a loan from a finance company, warrants were granted to the finance company to purchase 100,000 shares of common stock at a price of $2.00 per share, exercisable at any time during the six years following the date of the loan.

7.   BENEFIT PLAN

In June 1997, the Company adopted a defined contribution retirement plan
(Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees with over one year of service. The Company makes an annual election to provide matching contributions of up to 50% of each participant's deferral up to a maximum of 3% of compensation. The amount of matching contributions included in expense for the year ended October 31, 1997 was $26,468.

              Medical Resources Management, Inc. and Subsidiaries

8.   STOCK OPTIONS

In September 1996, the Company adopted the 1996 Stock Incentive Plan (Plan) to allow officers, employees and certain non-employees to receive certain options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Plan, regular salaried employees, including directors, who are full time employees, may be granted options exercisable at not less than 100 percent of the fair market value of the shares at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than ten percent of the voting power of all classes of common stock of the Company must be 110 percent of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 1,500,000 shares of common stock may be issued under the Plan. The following table summarizes stock option activity:

                                                      YEAR ENDED OCTOBER 31
                                                  1997                    1996
                                        -----------------------    ---------------------
                                                       Weighted                 Weighted
                                                        Average                  Average
                                                       Exercise                 Exercise
                                           Shares       Price       Shares       Price
                                        -----------------------    ---------------------
Outstanding at beginning of year          424,804      $  1.31      81,804      $  0.50
Granted                                   874,000      $  1.50     343,000      $  1.50
Exercised                                       -            -           -            -
Forfeited or cancelled                    (52,500)     $  1.50           -            -
                                        -----------------------    ---------------------

Outstanding at end of year              1,246,304      $  1.44     424,804      $  1.31
                                        -----------------------    ---------------------
                                        -----------------------    ---------------------
Options exercisable at year-end           149,856      $  1.14      26,995      $  0.50
                                        -----------------------    ---------------------
                                        -----------------------    ---------------------

The weighted average fair value of options granted during the years ended October 31, 1997 and 1996 was $1.34 and $1.18 at October 31, 1997 and 1996,
respectively. The weighted average remaining contractual life of stock options was 9.28 years as of October 31, 1997. The range of prices of outstanding options under the Plan at October 31, 1997 was $0.50 to $2.125.

              Medical Resources Management, Inc. and Subsidiaries

                                                          YEAR ENDED OCTOBER 31
                                                         1997               1996
                                                    -------------      -----------
     Net income as reported                           $    1,208        $  209,054
                                                    ------------       -----------
                                                    ------------       -----------
     Proforma net income (loss)                       $ (173,220)       $  191,497
                                                    ------------       -----------
                                                    ------------       -----------

     Net income per common share as reported          $      .00        $      .03
                                                    ------------       -----------
                                                    ------------       -----------
     Proforma net income (loss) per common share      $     (.02)       $      .03
                                                    ------------       -----------
                                                    ------------       -----------

The Company utilized the Black-Scholes method to estimate the fair value of options, which includes the weighted average calculation of the fair value using the following assumptions: (i) a risk-free interest rate of 10%; (ii) an expected life of 8 years; (iii) expected volatility of 1.6; and (iv) no expected dividends.

9.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases premises under non-cancelable operating leases expiring in various years through 2001. The lease on the corporate headquarters contains provisions for cost of living increases and certain options to renew for a period of five additional years. Other facilities are on a month to month basis. Future minimum lease payments are as follows during the years ending October 31:

            1998                                       $  219,400
            1999                                          201,174
            2000                                          171,976
            2001                                           81,410
            2002                                                -
                                                       ----------
                                                       $  673,960
                                                       ----------
                                                       ----------

Rent expense was $218,337 and $141,794 for the years ended October 31, 1997 and 1996, respectively.

The Company has borrowed money from two principal shareholders, including the principal officer of the Company. The notes payable to shareholders bore interest at rates ranging from 10% to 12% and were subordinated to the notes payable to a finance company. In 1997, amounts owed pursuant to such borrowings were repaid with common stock of the Company (see Note 6).

The Company paid consulting fees to a member of the Board of Directors in the amount of $48,000 during the fiscal year ended October 31, 1997.

10.  EMPLOYEE STOCK OWNERSHIP PLAN

On August 7, 1992, the Company formed an employee stock ownership plan (ESOP) for the benefit of all employees meeting certain minimum age and length of service requirements. Contributions are discretionary and are determined annually by the Board of Directors. No contribution was made for either of the years ended October 31, 1997 or 1996.