Form 10QSB
period 1998-01-31
MEDICAL RESOURCES MANAGEMENT INC
filed 1998-03-17
CIK 1039142

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

                      Yes      [ X ]      No       [   ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of March 13, 1998 there were 7,385,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                      Yes      [ X ]      No       [   ]

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


ITEM                                                                    PAGE NO.

PART I.   FINANCIAL INFORMATION

 Item 1.  Consolidated Balance Sheets -- January 31, 1998 (unaudited)
            and October 31, 1997                                            3

          Consolidated Statements of Income -- Three Months
            Ended January 31, 1998 and 1997 (unaudited)                     4

          Consolidated Statements of Cash Flows -- Three Months Ended
            Ended January 31, 1998 and 1997 (unaudited)                     5

          Notes to Consolidated Financial Statements (unaudited)            6

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                10

 Item 2.  Changes in Securities                                            10

 Item 3.  Defaults upon Senior Securities                                  12

 Item 4.  Submission of Matters to a Vote of Security Holders              12

 Item 5.  Other Information                                                12

 Item 6.  Exhibits and Reports on Form 8-K                                 12

          Signatures                                                       13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                     ASSETS                                                              January 31,    October 31,
                                                                                            1998           1997
                                                                                         -----------    -----------
                                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                              $    45,723    $    64,356
  Accounts receivable, less allowance of $75,000 at January 31, 1998
    and $72,000 at October 31, 1997                                                        2,055,059      1,829,695
  Inventories                                                                                667,687        583,149
  Prepaid expenses                                                                           144,556         94,378
  Income tax receivable                                                                       55,113         55,113
                                                                                         -----------    -----------
Total current assets                                                                       2,968,138      2,626,691

Property and equipment:
  Rental equipment                                                                        16,702,772     16,216,245
  Transportation equipment                                                                   867,492        847,492
  Office furniture and equipment                                                             317,152        311,657
  Leasehold improvements                                                                      89,074         86,074
                                                                                         -----------    -----------
                                                                                          17,976,490     17,461,468
  Less accumulated depreciation                                                            7,013,555      6,670,474
                                                                                         -----------    -----------
Net property and equipment                                                                10,962,935     10,790,994

Other assets:
  Goodwill, net of accumulated amortization of $15,914 at January 31, 1998
    and $9,178 at October 31, 1997                                                           388,247        394,983
  Covenants not to compete, net of accumulated amortization of $41,278
    at January 31, 1998 and $23,111 at October 31, 1997                                       93,722        106,889
  Customer list, net of accumulated amortization of $13,636
    at January 31, 1998 and $9,722 at October 31, 1997                                       186,364        190,278
  Deposits and other assets                                                                  205,718        175,563
                                                                                         -----------    -----------
Total other assets                                                                           874,051        867,713
                                                                                         -----------    -----------
Total assets                                                                             $14,805,124    $14,285,398
                                                                                         -----------    -----------
                                                                                         -----------    -----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                       $ 1,308,277    $   882,966
  Accrued expenses                                                                           505,868        564,300
  Notes payable                                                                              106,055         56,457
  Current portion of long-term debt                                                          532,705        527,771
  Current portion of obligations under capital leases                                      1,534,428      1,495,611
                                                                                         -----------    -----------
Total current liabilities                                                                  3,987,333      3,527,105

Long-term debt, net of current portion                                                     1,967,398      2,090,695
Obligations under capital leases, net of current portion                                   4,795,203      4,728,500
Deferred income taxes                                                                        976,036        948,496

Shareholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 100,000,000
    Issued and outstanding shares -- 7,385,927 at January 31, 1998 and
      and 7,345,927 at October 31, 1997                                                        7,386          7,346
  Additional paid-in capital                                                               1,683,326      1,639,366
  Retained earnings                                                                        1,388,442      1,343,890
                                                                                         -----------    -----------
Total shareholders' equity                                                                 3,079,154      2,990,602
                                                                                         -----------    -----------
Total liabilities and shareholders' equity                                               $14,805,124    $14,285,398
                                                                                         -----------    -----------
                                                                                         -----------    -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                             Three Months Ended January 31,
                                                                              1998                    1997
                                                                           ----------              ----------
Revenue                                                                    $2,865,131              $1,537,511
Cost of revenue                                                             1,210,567                 640,912
Depreciation expense                                                          336,490                 224,274
                                                                           ----------              ----------
Gross profit                                                                1,318,074                 672,325

Selling expenses                                                              477,565                 257,903
General and administrative expenses                                           514,823                 303,797
                                                                           ----------              ----------
Operating income                                                              325,686                 110,625

Interest expense                                                              253,594                  75,248
                                                                           ----------              ----------
Income before income taxes                                                     72,092                  35,377
Provision for income taxes                                                     27,540                   8,103
                                                                           ----------              ----------
Net income                                                                 $   44,552              $   27,274
                                                                           ----------              ----------
                                                                           ----------              ----------

Net income per common share                                                $    0.006              $    0.004
                                                                           ----------              ----------
                                                                           ----------              ----------
Weighted average common shares                                              7,380,275               6,164,328
                                                                           ----------              ----------
                                                                           ----------              ----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Three Months Ended January 31,
                                                                     1998                1997
                                                                  ----------          ----------
                     OPERATING ACTIVITIES
Net income                                                        $  44,552           $  27,274
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization                                   372,523             229,849
    Deferred income taxes                                            27,540              11,453
    Changes in operating assets and liabilities:
      Accounts receivable                                          (181,793)           (186,469)
      Inventories                                                   (24,760)            (73,226)
      Prepaid expenses                                              (50,178)              2,974
      Income tax receivable                                           -                 (46,350)
      Accounts payable                                              408,207              35,445
      Accrued expenses                                              (71,597)             20,884
                                                                  ----------          ----------
Net cash provided by operating activities                           524,494              21,834

                     INVESTING ACTIVITIES
Purchases of property and equipment                                 (15,607)           (359,888)
Payments for non-compete agreements                                  (5,625)              -
(Increase) decrease in deposits and other assets                    (30,155)              1,869
                                                                  ----------          ----------
Net cash used for investing activities                              (51,387)           (358,019)

                     FINANCING ACTIVITIES
Issuance of common stock                                              -                 180,041
Borrowings on long-term debt                                          -                 382,427
Borrowings on notes payable                                          22,901               -
Principal payments on long-term debt                               (118,363)            (89,255)
Payments on notes payable                                           (25,536)              -
Principal payments on capital lease obligations                    (370,742)           (112,548)
                                                                  ----------          ----------
Net cash provided by (used for) financing activities               (491,740)            360,665
                                                                  ----------          ----------

Net increase (decrease) in cash                                     (18,633)             24,480
Cash and cash equivalents at beginning of period                     64,356              12,482
                                                                  ----------          ----------
Cash and cash equivalents at end of period                        $  45,723           $  36,962
                                                                  ----------          ----------
                                                                  ----------          ----------

Supplemental information:
Cash paid during the period for:
  Interest                                                        $ 277,853           $  75,248
                                                                  ----------          ----------
                                                                  ----------          ----------
  Taxes                                                           $   -               $  43,000
                                                                  ----------          ----------
                                                                  ----------          ----------
Capital lease obligations entered into for equipment              $ 418,976           $ 118,534
                                                                  ----------          ----------
                                                                  ----------          ----------
Common stock issued for acquired companies                        $  44,000           $   -
                                                                  ----------          ----------
                                                                  ----------          ----------
Common stock issued in exchange for forgiveness of debt           $   -               $ 108,000
                                                                  ----------          ----------
                                                                  ----------          ----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               January 31, 1998

1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

The Company acquired Pulse Medical Products, Inc. (Pulse) on March 31, 1997. The acquisition was completed through the exchange of 325,000 shares of common stock for all of the issued and outstanding common stock of Pulse. This transaction has been accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements include the results of operations of Pulse commencing April 1, 1997.

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

The Company also acquired Med Surg Specialties, Inc. (Med Surg) on June 30, 1997. This acquisition was completed through the exchange of 214,667 shares of common stock for all of the issued and outstanding common stock of Med Surg. This transaction has been accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements include the results of operations for Med Surg commencing July 1, 1997.

The Company acquired Texas Oxygen and Medical Equipment Co. (Tomec) effective November 1, 1997. The acquisition was completed through the exchange of 40,000 shares of common stock for all of the issued and outstanding common stock of Tomec. This transaction has been accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements include the results of operations of Tomec commencing November 1, 1997.

2.  SHAREHOLDERS' EQUITY

There were no qualified stock options for the purchase of shares of common stock granted during the three months ended January 31, 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Statements of Income:


                                                   Three Months Ended
                                                      January 31,
                                                   ------------------
                                                    1998        1997
                                                   ------      ------
Net revenues . . . . . . . . . . . . . . . .       100.0%      100.0%
Cost of revenues . . . . . . . . . . . . . .        42.3        41.7
Depreciation expense . . . . . . . . . . . .        11.7        14.6
                                                   ------      ------
Gross profit . . . . . . . . . . . . . . . .        46.0        43.7
Selling expenses . . . . . . . . . . . . . .        16.6        16.8
General and administrative expenses. . . . .        18.0        19.7
                                                   ------      ------
Operating income . . . . . . . . . . . . . .        11.4         7.2
Interest expense . . . . . . . . . . . . . .         8.9         4.9
                                                   ------      ------
Income before income taxes . . . . . . . . .         2.5         2.3
Provision for income taxes . . . . . . . . .         0.9         0.5
                                                   ------      ------
Net income . . . . . . . . . . . . . . . . .         1.6%        1.8%
                                                   ------      ------
                                                   ------      ------


QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

     Net revenues for the quarter ended January 31, 1998 were $2,865,000, compared to $1,537,000 during the first quarter of the prior fiscal year, an increase of $1,328,000, or 86.4%. The increase in net revenues is principally the result of (i) additional revenues in the amount of $538,000 due to the acquisition of Pulse, (ii) additional revenues in the amount of $171,000 due to the acquisition of Laser Med, (iii) additional revenues of approximately $120,000 due to the acquisition of Med Surg, (iv) additional revenues of $80,000 due to the acquisition of Tomec, and (v) an increase in revenues of Physiologic Reps, Inc. (PRI), the largest wholly owned subsidiary of the Company, in the amount of $419,000, primarily as a result of (a) an increase in medical equipment rental revenues of $320,000 due to PRI's increased investment in medical rental equipment at the end of fiscal 1997 and (b) an increase in revenues for mobile laser/surgical services of approximately $99,000.

     Cost of revenues for the quarter ended January 31, 1998 was $1,211,000, an increase of $570,000, or 88.9%, over cost of revenues for the comparable period of the prior fiscal year. The increase in cost of revenues is primarily attributable to (i) cost of revenues in the amount of $270,000 due to the acquisition of Pulse, (ii) cost of revenues in the amount of $69,000 due to the acquisition of Laser Med, (iii) cost of revenues of approximately $70,000 due to the acquisition of Med Surg, (iv) cost of revenues of $60,000 due to the acquisition of Tomec, and (v) an increase in cost of revenues of PRI in the amount of $101,000, due mostly to (a) an increase in costs for mobile laser/surgical services and (b) higher wages paid to technicians during the first quarter of fiscal 1998.

     Depreciation expense for the quarter ended January 31, 1998 was $336,000 compared to $224,000 for the first quarter of the prior fiscal year, an increase of $112,000, or 50.0%. The increase in depreciation expense is principally the result of (i) depreciation expense in the amount of $54,000 due to the acquisition of Pulse, (ii) depreciation expense in the amount of $31,000 due to the acquisition of Laser Med, (iii) depreciation expense of $26,000 due to the acquisition of Med Surg, and (iv) depreciation expense of $1,000 due to the acquisition of Tomec. PRI experienced no net increase in depreciation expense in the quarter ended January 31, 1998 in spite of the addition of equipment in the quarter, due principally to a lengthening of the estimated useful lives of certain equipment commencing in the latter part of fiscal 1997.

     Gross profit for the quarter ended January 31, 1998 was $1,318,000, an increase of $646,000, or 96.1%, over gross profit for the comparable period of the prior fiscal year. As a percentage of net revenues, gross profit increased from 43.7% in the first quarter of fiscal 1997 to 46.0% in the quarter ended January 31, 1998. The increase in gross profit is primarily attributable to (i) an increase in gross profit of $214,000 due to the acquisition of Pulse, (ii) an increase in gross profit of $71,000 due to the acquisition of Laser Med, (iii) an increase in gross profit of $24,000 due to the acquisition of Med Surg, (iv) an increase in gross profit of $19,000 due to the acquisition of Tomec, and (v) an increase in the gross profit of PRI in the amount of $ 318,000, due almost entirely to the increase in medical rental revenues described previously.

     Selling expenses for the quarter ended January 31, 1998 were $477,000, compared to $258,000 for the comparable period of the prior year, an increase of $219,000, or 84.9%. As a percentage of net revenues, selling expenses decreased from 16.8% in the quarter ended January 31, 1997 to 16.6% in the first quarter of the current fiscal year. The increase in selling expense is primarily the result of (i) additional selling expenses in the amount of $45,000 due to the acquisition of Pulse, (ii) additional selling expenses of $24,000 due to the acquisition of Laser Med, (iii) additional selling expenses in the amount of approximately $5,000 due to the acquisition of Med Surg, (iv) additional selling expenses of $2,000 due to the acquisition of Tomec, and (v) an increase in selling expenses of PRI in the amount of $143,000 as a result of (a) the addition of sales personnel and (b) an increase in commissions relating to the overall increase in revenues from medical equipment rentals and mobile laser/surgical services.

     General and administrative expenses increased to $515,000 in the quarter ended January 31, 1998 from $304,000 in the quarter ended January 31, 1997, an increase of $211,000, or 69.4%. As a percentage of net revenues, such expenses decreased from 19.7% in the first quarter of the prior fiscal year to 18.0% in the quarter ended January 31, 1998. The increase in general and administrative expense is primarily the result of (i) additional general and administrative expenses in the amount of $55,000 due to the acquisition of Pulse, (ii) additional general and administrative expenses of $8,000 due to the acquisition of Laser Med, (iii) additional general and administrative expenses in the amount of $6,000 due to the acquisition of Tomec, (iv) an increase in general and administrative expenses of PRI in the amount of $112,000 due primarily to the addition of administrative personnel, and (v) a $30,000 increase in general and administrative expenses of the parent company, MRM, principally due to an increase in amortization of goodwill and non-compete agreements.

     Interest expense for the quarter ended January 31, 1998 was $254,000, compared to $75,000 in the first quarter of the prior fiscal year, an increase of $179,000, or 238.7%. The increase in interest expense is the result of (i) additional interest expense in the amount of $98,000 due to the acquisition of Pulse, (ii) additional interest expense of $22,000 due to the acquisition of Laser Med, (iii) additional interest expense in the amount of $16,000 due to the acquisition of Med Surg, (iv) additional interest expense of $2,000 due to the acquisition of Tomec, and (v) an increase in interest expense of PRI in the amount of $41,000, principally due to an increase in capital lease obligations of PRI relating to medical rental equipment acquired.

     Income before income taxes was $72,000 for the quarter ended January 31, 1998, compared to $35,000 for the quarter ended January 31, 1997, an increase of $37,000, or 105.7%. Income before income taxes, as a percentage of revenues, increased slightly to 2.5% in the quarter ended January 31, 1998 from 2.3% in the quarter ended January 31, 1997 as a result of all of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from the funding of its working capital needs, principally accounts receivable, as well as its capital expenditure needs. The Company's primary sources for working capital are cash flow from operations and borrowings under debt facilities.

     During the three months ended January 31, 1998, net cash provided by operating activities was $524,000, which resulted primarily from (i) net income of $45,000, (ii) depreciation and amortization expense of $372,000,
(iii) an increase in long-term deferred income tax liabilities of $27,000, and (iv) a net decrease of approximately $80,000 in working capital items.

     Net cash used for investing activities during the three months ended January 31, 1998 was $51,000, which was principally attributable to
(i) property additions of $15,000, (ii) payments for non-compete agreements of $6,000 and (iii) an increase of $30,000 in deposits and other assets.

     During the three months ended January 31, 1998, the Company's cash used by financing activities totaled $492,000, consisting of (i) principal payments on long-term debt of $118,000, (ii) principal payments on notes payable of $26,000 and (iii) principal payments on capital lease obligations of $371,000, offset in part by $23,000 of borrowings on notes payable.

COMMITMENTS

     The Company had no material commitments for capital expenditures at January 31, 1998. However, although it has no present commitments or agreements to make such capital expenditures, during the next 12 months the Company expects to make substantial capital expenditures, in accordance with its historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. The Company believes that funds generated from operations, together with funds available from credit facilities and capital lease facilities that the Company expects to obtain during the coming 12-month period, will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

COMMON STOCK

     As of January 31, 1998, the Company had 7,385,927 shares of common stock issued and outstanding. The holders of shares of common stock are entitled to dividends when and as declared by the Board of Directors from funds legally available therefore, and, upon liquidation are entitled to share, pro rata, in any distribution to holders of common stock. There are no pre-emptive, conversion or redemption privileges, nor sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

1. On November 14, 1997, the Company issued 40,000 shares of common stock to the former shareholders of Tomec in exchange for all of the issued and outstanding common stock of Tomec. This transaction was accounted for as a purchase and, accordingly, the results of operations of Tomec have been included in the statement of income since November 1, 1997, which was the effective date of the acquisition.

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

STOCK OPTIONS

STOCK INCENTIVE PLAN

     In September 1996, the Company adopted the 1996 Stock Incentive Plan
(Plan) to allow officers and employees and certain non-employees to receive options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Plan, regular salaried employees, including directors, who are full time employees, may be granted options exercisable at not less than 100 percent of the fair market value at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than ten percent of the voting power of all classes of stock of the Company must be 110 percent of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third percent of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 1,500,000 shares of common stock may be issued pursuant to the Plan. As of January 31, 1998, there were 839,000 qualified options granted and outstanding.

OTHER STOCK OPTIONS

     In conjunction with the August 19, 1996 reorganization between Medical Resources Management, Inc. (MRM) and Physiologic Reps, Inc. (PRI), in exchange for options previously granted to purchase shares of PRI, two officers received 81,804 non-qualified options to purchase MRM common stock at an exercise price of $.50 per share. Additionally, on June 30, 1997, the Company granted non-qualified stock options to certain officers to purchase an aggregate of 315,000 shares of common stock at an exercise price of $1.50 per share, which price was at fair market value at the time of grant.
On June 30, 1997, the Company also issued non-qualified stock options to Robert Stuckelman, a non-employee Director of MRM, to purchase 10,000 shares of common stock at an exercise price of $1.50 per share. These non-qualified options generally have the same restrictions, except for vesting provisions, as options granted under the 1996 Stock Incentive Plan. As of January 31, 1998, there were 406,804 non-qualified options granted and outstanding.

   The following table summarizes stock option activity during the quarter ended January 31, 1998 and the fiscal year ended October 31, 1997:


                                          Three months ended January 31, 1998      Year ended October 31, 1997
                                          -----------------------------------      ---------------------------
                                                                     Weighted                         Weighted
                                                                     Average                          Average
                                                                     Exercise                         Exercise
                                            Shares                    Price          Shares            Price
                                          -----------------------------------      ---------------------------
Outstanding at beginning of period        1,246,304                   $1.44          424,804           $1.31
Granted                                                               $1.50          874,000           $1.50
Exercised                                     -                         -              -                 -
Forfeited or cancelled                         (500)                  $1.50          (52,500)          $1.50
                                          -----------------------------------      ---------------------------
Outstanding at end of period              1,245,804                   $1.44        1,246,304           $1.44
                                          -----------------------------------      ---------------------------
                                          -----------------------------------      ---------------------------
Options exercisable at period-end           504,104                   $1.34          149,856           $1.14
                                          -----------------------------------      ---------------------------
                                          -----------------------------------      ---------------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

Exhibit
Number       Exhibit Description

6.15 Plan and Agreement of Reorganization between the Registrant and Texas Oxygen and Medical Equipment Co. dated November 14, 1997.

(b)  REPORTS ON FORM 8-K

     None.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL RESOURCES MANAGEMENT, INC.



Date              March 17, 1998

By   /s/ Allen H. Bonnifield
    ---------------------------------------
     Allen H. Bonnifield, President and CEO