Form 10KSB/A
period 1997-10-31
MEDICAL RESOURCES MANAGEMENT INC
filed 1998-05-18
CIK 1039142

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 FORM 10-KSB/A

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

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on March 2, 1998.

Exhibits index page number:  19


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I


FORWARD-LOOKING STATEMENTS

   This Report on Form 10-KSB/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Report on
Form 10-KSB/A containing such forward-looking statements include "Description of Business," "Historical Background," "Growth," "Acquisitions," "Products and Services," "Marketing and Sales," "Markets" and "Competition" under Item
1 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below. Statements in this Form 10-KSB/A which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such topics as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other development and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the registrant.

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

   Cost of revenues for the year ended October 31, 1997 was $4.52 million, or 55.7% of net revenues, compared to $3.82 million, or 57.0% of net revenues, in the prior fiscal year, an increase of $702,000, or 18.4%. The increase in cost of revenues for the most recent fiscal year compared to the prior year is attributable to (1) cost of revenues from the operations of Pulse of $742,000 since the date of its acquisition and (2) cost of revenues from Laser Medical of $131,000 since the date of its acquisition, offset in part by a decrease of $171,000 in the cost of revenues of PRI, principally as a result of lower depreciation expense. The decrease in depreciation expense for PRI is principally due to a lengthening of the estimated useful life of certain medical rental equipment in the latter part of fiscal 1997. The estimated useful life of certain medical equipment was increased from 7 years to 9 years, which decreased depreciation expense by approximately $70,000. The decrease in cost of revenues as a percentage of net revenues is primarily attributable to increased revenues from medical equipment rentals, which generally have lower cost of revenues than mobile laser/surgical services.

   Gross profit for the fiscal year ended October 31, 1997 was $3.59 million, or 44.3% of net revenues, compared to $2.88 million, or 43.0% of net revenues, in the year ended October 31, 1996, an increase of $709,000, or 24.6%. The increase in gross profit for fiscal 1997 compared to fiscal 1996 is principally due to (1) the addition of $326,000 of gross profit from the operations of Pulse since the date of its acquisition, (2) the addition of $94,000 of gross profit from the operations of Laser Medical since the date of its acquisition, and (3) an increase of $289,000 in the gross profit of PRI due to an increase in higher margin equipment rental revenues, as well as lower depreciation expense. The increase in gross profit as a percentage of revenues is principally attributable to an increase in overall revenues from medical rentals, which generally have higher gross profit margins than revenues from mobile laser/surgical services.

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

   In the fourth quarter of fiscal 1997, the Company generated an operating loss of $123,000 and a loss before taxes of $268,000, due primarily to increases in selling expenses and G&A expenses incurred as a result of the acquisitions of Pulse, Laser Medical and Med Surg, including 1) increased amortization expenses relating to goodwill and non-compete agreements, 2) additions to PRI sales and marketing staff in anticipation of higher revenues in fiscal 1998, and 3) increased sales commission expense relating to higher revenues. In partial response to these higher expenses, the Company has initiated a revised sales commission plan for much of its sales force based in part upon gross margins rather than revenues, and has taken other steps to reduce selling and G&A expenses.

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

                                   PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The following information concerns the directors and executive officers of the Registrant as of October 31, 1997:

   The information contained in the Company's Proxy Statement filed with the Securities and Exchange Commission, on March 2, 1998, with respect to directors and executive officers of the Company and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is hereby incorporated by reference in response to this item.

ITEM 10.  EXECUTIVE COMPENSATION

   The information contained in the Company's Proxy Statement filed with the Securities and Exchange Commission, on March 2, 1998, with respect to executive compensation and transactions, is hereby incorporated by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained in the Company's Proxy Statement filed with the Securities and Exchange Commission, on March 2, 1998, with respect to security ownership of certain beneficial owners and management, is hereby incorporated by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information contained in the Company's Proxy Statement filed with the Securities and Exchange Commission, on March 2, 1998, with respect to certain relationships and related transactions, is hereby incorporated by reference in response to this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1997 and incorporated by reference herein:

     1. Financial Statements:

        Report of Independent Auditors

        Consolidated Balance Sheet - October 31, 1997

        Consolidated Statements of Income - Years Ended October 31,
          1997 and 1996

        Consolidated Statements of Changes in Shareholders' Equity -
          Years Ended October 31, 1997 and 1996

        Consolidated Statements of Cash Flows - Years Ended
          October 31, 1997 and 1996

        Notes to Consolidated Financial Statements


       2.  Exhibits:
                    See Exhibits Index.  The exhibits listed in the accompanying
           Exhibit Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

                    No reports on Form 8-K have been filed during the quarter ended October 31, 1997.

                                  SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Glendale, California on the 18th day of May, 1998.

MEDICAL RESOURCES MANAGEMENT, INC.

By   /s/  Allen H. Bonnifield
    ----------------------------------------------------
     Allen H. Bonnifield, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of May, 1998.

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

EXHIBIT         EXHIBIT DESCRIPTION
NUMBER

6.13 Plan and Agreement of Reorganization between the Registrant and Laser Medical, Inc. dated June 27, 1997. (3)

6.14 Plan and Agreement of Reorganization between the Registrant and Med Surg Specialties, Inc. dated June 30, 1997. (3)


(1) Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.
(2) Exhibit filed with Registrant's Form 10-QSB for the quarter ended July 31, 1997 and incorporated by reference herein.
(3) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1997 and incorporated by reference herein.

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