Form 10QSB
period 1998-04-30
MEDICAL RESOURCES MANAGEMENT INC
filed 1998-06-15
CIK 1039142

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                      Yes      [ X ]      No       [    ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of June 10, 1998 there were 7,385,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                      Yes      [ X ]      No       [    ]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                   PAGE NO.
----                                                                   --------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets - April 30, 1998 (unaudited)
            and October 31, 1997                                           3

          Consolidated Statements of Income - Three Months and
            Six Months Ended April 30, 1998 and 1997 (unaudited)           4

          Consolidated Statements of Cash Flows - Six Months
            Ended April 30, 1998 and 1997 (unaudited)                      5

          Notes to Consolidated Financial Statements (unaudited)           6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               12

Item 2.   Changes in Securities                                           12

Item 3.   Defaults upon Senior Securities                                 13

Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 5.   Other Information                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

          Signatures                                                      14

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                    ASSETS                                                       April 30,          October 31,
                                                                                    1998                1997
                                                                                ----------          -----------
                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                  $     26,249        $     64,356
  Accounts receivable, less allowance of $84,000 at April 30, 1998
    and $72,000 at October 31, 1997                                             2,390,187           1,829,695
  Inventories                                                                     711,098             583,149
  Prepaid expenses                                                                139,671              94,378
  Income tax receivable                                                           251,668              55,113
                                                                             ------------        ------------
Total current assets                                                            3,518,873           2,626,691

Property and equipment:
  Rental equipment                                                             17,881,378          16,216,245
  Transportation equipment                                                        867,492             847,492
  Office furniture and equipment                                                  321,348             311,657
  Leasehold improvements                                                           89,074              86,074
                                                                             ------------        ------------
                                                                               19,159,292          17,461,468
  Less accumulated depreciation                                                 7,316,680           6,670,474
                                                                             ------------        ------------
Net property and equipment                                                     11,842,612          10,790,994

Other assets:
  Goodwill, net of accumulated amortization of $22,650 at April 30, 1998
    and $9,178 at October 31, 1997                                                381,511             394,983
  Covenants not to compete, net of accumulated amortization of $59,445
    at April 30, 1998 and $23,111 at October 31, 1997                              90,556             106,889
  Customer list, net of accumulated amortization of $17,550
    at April 30, 1998 and $9,722 at October 31, 1997
                                                                                  182,450             190,278
  Deposits and other assets                                                       221,142             175,563
                                                                             ------------        ------------
Total other assets                                                                875,659             867,713
                                                                             ------------        ------------
Total assets                                                                 $ 16,237,144        $ 14,285,398
                                                                             ------------        ------------
                                                                             ------------        ------------

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $  1,511,260        $    882,966
  Accrued expenses                                                                538,842             564,300
  Notes payable                                                                   233,456              56,457
  Current portion of long-term debt                                               534,330             527,771
  Current portion of obligations under capital leases                           1,581,102           1,495,611
                                                                             ------------        ------------
Total current liabilities                                                       4,398,990           3,527,105

Long-term debt, net of current portion                                          1,832,210           2,090,695
Obligations under capital leases, net of current portion                        5,626,004           4,728,500
Deferred income taxes                                                           1,200,096             948,496

Shareholders' equity:
  Common stock, $.001 par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares - 7,385,927 at April 30, 1998
      and 7,345,927 at October 31, 1997                                             7,386               7,346
  Additional paid-in capital                                                    1,683,326           1,639,366
  Retained earnings                                                             1,489,132           1,343,890
                                                                             ------------        ------------
Total shareholders' equity                                                      3,179,844           2,990,602
                                                                             ------------        ------------
Total liabilities and shareholders' equity                                   $ 16,237,144        $ 14,285,398
                                                                             ------------        ------------
                                                                             ------------        ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                             Three Months Ended April 30,  Six Months Ended April 30,
                                                  1998           1997           1998           1997
                                             ------------   ------------   ------------   ------------
Revenue                                      $  3,179,144   $  1,894,650   $  6,044,275   $  3,432,161
Cost of revenue                                 1,383,030        788,516      2,593,597      1,423,853
Depreciation expense                              344,029        245,254        680,519        475,103
                                             ------------   ------------   ------------   ------------
Gross profit                                    1,452,085        860,880      2,770,159      1,533,205

Selling expenses                                  518,058        269,936        995,623        527,839
General and administrative expenses               555,490        323,931      1,070,313        627,728
                                             ------------   ------------   ------------   ------------
Operating income                                  378,537        267,013        704,223        377,638

Interest expense                                  200,557         98,685        454,151        173,933
                                             ------------   ------------   ------------   ------------
Income before income taxes                        177,980        168,328        250,072        203,705
Provision for income taxes                         77,290         73,379        104,830         81,482
                                             ------------   ------------   ------------   ------------
Net income                                   $    100,690   $     94,949   $    145,242   $    122,223
                                             ------------   ------------   ------------   ------------
                                             ------------   ------------   ------------   ------------

Net income per common share                  $      0.014   $      0.015   $      0.020   $      0.019
                                             ------------   ------------   ------------   ------------
                                             ------------   ------------   ------------   ------------

Weighted average common shares                  7,385,927      6,496,307      7,383,054      6,327,566
                                             ------------   ------------   ------------   ------------
                                             ------------   ------------   ------------   ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended April 30,
                                                                          1998          1997
                                                                      ----------     ----------
                  OPERATING ACTIVITIES
Net income                                                            $  145,242     $  122,223
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization                                       752,584        488,541
     Deferred income taxes                                               251,600         42,472
     Loss on sale of assets                                               57,505              -
     Changes in operating assets and liabilities:
        Accounts receivable                                             (522,135)      (189,742)
        Inventories                                                      (68,171)      (118,397)
        Prepaid expenses                                                 (45,293)       (34,922)
        Income tax receivable                                           (196,555)       (14,040)
        Accounts payable                                                 611,124         92,034
        Accrued expenses                                                 (39,230)       110,574
                                                                      ----------     ----------
Net cash provided by operating activities                                946,671        498,743

                  INVESTING ACTIVITIES
Purchases of property and equipment                                      (55,570)      (401,782)
Net proceeds from sale of assets                                          15,000              -
Payments for non-compete agreements                                      (21,250)             -
Increase in deposits and other assets                                    (45,579)      (101,469)
                                                                      ----------     ----------
Net cash used for investing activities                                  (107,399)      (503,251)

                   FINANCING ACTIVITIES
Issuance of common stock                                                       -        324,480
Borrowings on long-term debt                                                   -        515,183
Borrowings on notes payable                                              181,582              -
Principal payments on long-term debt                                    (251,926)      (221,802)
Payments on notes payable                                                (56,816)             -
Principal payments on capital lease obligations                         (750,219)      (254,127)
                                                                      ----------     ----------
Net cash provided by (used for) financing activities                    (877,379)       363,734
                                                                      ----------     ----------

Net increase (decrease) in cash                                          (38,107)       359,226
Cash and cash equivalents at beginning of period                          64,356         12,482
                                                                      ----------     ----------
Cash and cash equivalents at end of period                            $   26,249     $  371,708
                                                                      ----------     ----------
                                                                      ----------     ----------

Supplemental information:
Cash paid during the period for:
   Interest                                                           $  450,168     $  165,913
                                                                      ----------     ----------
                                                                      ----------     ----------
   Taxes                                                              $        -     $   40,050
                                                                      ----------     ----------
                                                                      ----------     ----------
Capital lease obligations entered into for equipment                  $1,675,928     $  439,591
                                                                      ----------     ----------
                                                                      ----------     ----------
Common stock issued for acquired companies                            $   44,000     $  357,500
                                                                      ----------     ----------
                                                                      ----------     ----------
Common stock issued in exchange for forgiveness of debt               $        -     $    9,646
                                                                      ----------     ----------
                                                                      ----------     ----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                April 30, 1998

1.   BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

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

2.   SHAREHOLDERS' EQUITY


During the six months ended April 30, 1998, the Company issued 83,500 qualified stock options at an exercise price of $1.13 per share.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of
Income:




                                                               Three Months Ended            Six Months Ended
                                                                    April 30,                     April 30,
                                                              --------------------          ---------------------
                                                               1998           1997           1998            1997
                                                              ------         ------         ------          -----
Net revenues.................................                 100.0%         100.0%         100.0%          100.0%
Cost of revenues.............................                  43.5           41.6           42.9            41.5
Depreciation expense.........................                  10.8           13.0           11.3            13.8
                                                              -----          -----          -----           -----
Gross profit.................................                  45.7           45.4           45.8            44.7
Selling expenses.............................                  16.3           14.2           16.5            15.4
General and administrative expenses..........                  17.5           17.1           17.7            18.3
                                                              -----          -----          -----           -----
Operating income.............................                  11.9           14.1           11.6            11.0
Interest expense.............................                   6.3            5.2            7.5             5.1
                                                              -----          -----          -----           -----
Income before income taxes...................                   5.6            8.9            4.1             5.9
Provision for income taxes...................                   2.4            3.9            1.7             2.3
                                                              -----          -----          -----           -----
Net income...................................                   3.2%           5.0%           2.4%            3.6%
                                                              -----          -----          -----           -----
                                                              -----          -----          -----           -----


QUARTER ENDED APRIL 30, 1998 COMPARED TO QUARTER ENDED APRIL 30, 1997

  For the quarter ended April 30, 1998, net revenues were $3,179,000, compared to net revenues of $1,895,000 during the second quarter of the prior fiscal year, an increase of $1,284,000, or 67.8%. This increase in net revenues is primarily the result of (i) additional revenues in the amount of $353,000 due to the acquisition of Pulse, (ii) additional revenues in the amount of $198,000 due to the acquisition of Laser Med, (iii) additional revenues of approximately $160,000 due to the acquisition of Med Surg, (iv) additional revenues of $164,000 due to the acquisition of Tomec, and (v) an increase of $409,000 in net revenues of Physiologic Reps, Inc. (PRI), principally attributable to (a) an increase in medical equipment rental revenues of $254,000 due to PRI's increased investment in medical rental equipment at the end of fiscal 1997 and (b) an increase in net revenues for mobile laser/surgical services of approximately $155,000.

  Cost of revenues for the quarter ended April 30, 1998 totaled $1,383,000, an increase of $594,000, or 75.3%, over cost of revenues for the second quarter of the prior fiscal year. The increase in cost of revenues is primarily attributable to (i) cost of revenues in the amount of $95,000 as a result of the acquisition of Pulse, (ii) cost of revenues in the amount of $70,000 as a result of the acquisition of Laser Med, (iii) cost of revenues of approximately $75,000 as a result of the acquisition of Med Surg, (iv) cost of revenues of $80,000 as a result of the acquisition of Tomec, and (v) an increase of $274,000 in cost of revenues of PRI, due primarily to (a) the overall increase in PRI revenues, (b) an increase in costs for mobile laser/surgical services and (c) higher technician wages during the second quarter of fiscal 1998.

  Depreciation expense for the quarter ended April 30, 1998 was $344,000 compared to $245,000 for the second quarter of fiscal 1997, an increase of $99,000, or 40.4%. This increase in depreciation expense is mainly attributable to (i) depreciation expense in the amount of $32,000 related to the acquisition of Pulse, (ii) depreciation expense in the amount of $31,000 due to the acquisition of Laser Med, (iii) depreciation expense of $23,000 related to the acquisition of Med Surg, and (iv) depreciation expense of $4,000 pertaining to the acquisition of Tomec. PRI experienced a relatively small increase in depreciation expense of $9,000 in the quarter ended April 30, 1998 in spite of the addition of equipment in the quarter, due principally to a lengthening of the estimated useful lives of certain equipment commencing in the latter part of fiscal 1997.

  During the quarter ended April 30, 1998, gross profit was $1,452,000, an increase of $591,000, or 68.6%, over gross profit for the second quarter of fiscal 1997. As a percentage of net revenues, gross profit increased slightly from 45.4% in the second quarter of fiscal 1997 to 45.7% in the quarter ended April 30, 1998. The increase in the amount of gross profit is principally the result of (i) an increase in gross profit of $226,000 pertaining to the acquisition of Pulse, (ii) an increase in gross profit of $97,000 relating to the acquisition of Laser Med, (iii) an increase in gross profit of $62,000 due to the acquisition of Med Surg, (iv) an increase in gross profit of $80,000 due to the acquisition of Tomec, and (v) an increase in the gross profit of PRI in the amount of $126,000, due almost entirely to the increase in medical rental revenues described previously.

  Selling expenses for the quarter ended April 30, 1998 were $518,000, compared to $270,000 for the comparable period of the prior year, an increase of $248,000, or 91.9%. As a percentage of net revenues, selling expenses increased from 14.2% in the quarter ended April 30, 1997 to 16.3% in the first quarter of the current fiscal year. The increase in the amount of selling expense is primarily the result of (i) additional selling expenses in the amount of $139,000 due to the acquisition of Pulse, (ii) additional selling expenses of $28,000 due to the acquisition of Laser Med, (iii) additional selling expenses in the amount of approximately $8,000 due to the acquisition of Med Surg, (iv) additional selling expenses of $27,000 due to the acquisition of Tomec, and (v) an increase in selling expenses of PRI in the amount of $46,000 as a result of the addition of sales personnel and related selling expenses.

  General and administrative expenses increased to $555,000 in the quarter ended April 30, 1998 from $324,000 in the quarter ended April 30, 1997, an increase of $231,000, or 71.3%. As a percentage of net revenues, such expenses increased slightly from 17.1% in the second quarter of the prior fiscal year to 17.5% in the quarter ended April 30, 1998. The increase in the amount of general and administrative expense is primarily the result of
(i) additional general and administrative expenses in the amount of $84,000 due to the acquisition of Pulse, (ii) additional general and administrative expenses of $19,000 due to the acquisition of Laser Med, (iii) additional general and administrative expenses in the amount of $30,000 due to the acquisition of Tomec, (iv) an increase in general and administrative expenses of PRI in the amount of $69,000 due primarily to the addition of administrative personnel, and (v) a $29,000 increase in general and administrative expenses of the parent company, MRM, primarily as a result of an increase in amortization expense relating to goodwill and non-compete agreements arising from the acquisitions previously mentioned.

  Interest expense for the quarter ended April 30, 1998 was $201,000, compared to $99,000 in the second quarter of the prior fiscal year, an increase of $102,000, or 103.0%. The increase in interest expense is the result of (i) additional interest expense in the amount of $61,000 due to the acquisition of Pulse, (ii) additional interest expense of $12,000 due to the acquisition of Laser Med, (iii) additional interest expense in the amount of $4,000 due to the acquisition of Med Surg, (iv) additional interest expense of $2,000 due to the acquisition of Tomec, and (v) an increase in interest expense of PRI in the amount of $23,000, principally due to an increase in capital lease obligations of PRI relating to medical rental equipment acquired.

  Income before income taxes was $178,000 for the quarter ended April 30, 1998, compared to $168,000 for the quarter ended April 30, 1997, an increase of $10,000, or 6.0%. Income before income taxes, as a percentage of revenues, decreased to 5.6% in the quarter ended April 30, 1998 from 8.9% in the quarter ended April 30, 1997 as a result of all of the aforementioned factors.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

  Net revenues for the six months ended April 30, 1998 were $6,044,000, compared to $3,432,000 during the first six months of the prior fiscal year, an increase of $2,612,000, or 76.1%. The increase in net revenues is principally the result of (i) additional revenues in the amount of $891,000 due to the acquisition of Pulse, (ii) additional revenues in the amount of $369,000 due to the acquisition of Laser Med, (iii) additional revenues of approximately $280,000 due to the acquisition of Med Surg, (iv) additional revenues of $244,000 due to the acquisition of Tomec, and (v) an increase in revenues of Physiologic Reps, Inc. (PRI) in the amount of $828,000, primarily as a result of (a) an increase in medical equipment rental revenues of $574,000 due to PRI's increased investment in medical rental equipment at the end of fiscal 1997 and (b) an increase in revenues for mobile laser/surgical services of approximately $254,000.

  Cost of revenues for the six months ended April 30, 1998 was $2,594,000, an increase of $1,170,000, or 82.2%, over cost of revenues for the comparable period of the prior fiscal year. The increase in cost of revenues is primarily attributable to (i) cost of revenues in the amount of $365,000 due to the acquisition of Pulse, (ii) cost of revenues in the amount of $139,000 due to the acquisition of Laser Med, (iii) cost of revenues of approximately $145,000 due to the acquisition of Med Surg, (iv) cost of revenues of $140,000 due to the acquisition of Tomec, and (v) an increase in cost of revenues of PRI in the amount of $381,000, due mostly to (a) an increase in costs for mobile laser/surgical services and (b) higher wages paid to technicians during the first six months of fiscal 1998.

  Depreciation expense for the six months ended April 30, 1998 was $680,000 compared to $475,000 for the first half of the prior fiscal year, an increase of $205,000, or 43.2%. The increase in depreciation expense is principally the result of (i) depreciation expense in the amount of $86,000 due to the acquisition of Pulse, (ii) depreciation expense in the amount of $62,000 due to the acquisition of Laser Med, (iii) depreciation expense of $49,000 due to the acquisition of Med Surg, and (iv) depreciation expense of $5,000 due to the acquisition of Tomec. PRI experienced an increase of only $3,000 in depreciation expense in the six months ended April 30, 1998 in spite of the addition of equipment during the first half of fiscal 1998, due principally to a lengthening of the estimated useful lives of certain equipment commencing in the latter part of fiscal 1997.

  Gross profit for the six months ended April 30, 1998 was $2,770,000, an increase of $1,237,000, or 80.7%, over gross profit for the comparable period of the prior fiscal year. As a percentage of net revenues, gross profit increased from 44.7% in the first six months of fiscal 1997 to 45.8% in the six months ended April 30, 1998. The increase in gross profit is primarily attributable to (i) an increase in gross profit of $440,000 due to the acquisition of Pulse, (ii) an increase in gross profit of $168,000 due to the acquisition of Laser Med, (iii) an increase in gross profit of $86,000 due to the acquisition of Med Surg, (iv) an increase in gross profit of $99,000 due to the acquisition of Tomec, and (v) an increase in the gross profit of PRI in the amount of $444,000, due principally to the increases in medical rental and mobile laser/surgical services revenues described previously.

  Selling expenses for the six months ended April 30, 1998 were $996,000, compared to $528,000 for the comparable period of the prior year, an increase of $468,000, or 88.6%. As a percentage of net revenues, selling expenses increased from 15.4% in the six months ended April 30, 1997 to 16.5% in the first half of the current fiscal year. The increase in the amount of selling expense is primarily the result of (i) additional selling expenses in the amount of $184,000 due to the acquisition of Pulse, (ii) additional selling expenses of $52,000 due to the acquisition of Laser Med, (iii) additional selling expenses in the amount of approximately $13,000 due to the acquisition of Med Surg, (iv) additional selling expenses of $30,000 due to the acquisition of Tomec, and (v) an increase in selling expenses of PRI in the amount of $189,000 as a result of (a) the addition of sales personnel and
(b) an increase in commissions relating to the overall increase in revenues from medical equipment rentals and mobile laser/surgical services.

  General and administrative expenses increased to $1,070,000 in the six months ended April 30, 1998 from $628,000 in the six months ended April 30, 1997, an increase of $442,000, or 70.4%. As a percentage of net revenues, such expenses decreased from 18.3% in the first half of the prior fiscal year to 17.7% in the six months ended April 30, 1998. The increase in the amount of general and administrative expense is primarily the result of (i) additional general and administrative expenses in the amount of $139,000 due to the acquisition of Pulse, (ii) additional general and administrative expenses of $27,000 due to the acquisition of Laser Med, (iii) additional general and administrative expenses in the amount of $36,000 due to the acquisition of Tomec, (iv) an increase in general and administrative expenses of PRI in the amount of $181,000 due primarily to the addition of accounting and administrative personnel, and (v) a $59,000 increase in general and administrative expenses of the parent company, MRM, principally due to an increase in amortization of goodwill and non-compete agreements.

  Interest expense for the six months ended April 30, 1998 was $454,000, compared to $174,000 in the first six months of the prior fiscal year, an increase of $280,000, or 160.9%. The increase in interest expense is the result of (i) additional interest expense in the amount of $159,000 due to the acquisition of Pulse, (ii) additional interest expense of $34,000 due to the acquisition of Laser Med, (iii) additional interest expense in the amount of $20,000 due to the acquisition of Med Surg, (iv) additional interest expense of $3,000 due to the acquisition of Tomec, and (v) an increase in interest expense of PRI in the amount of $64,000, principally attributable to an increase in capital lease obligations of PRI relating to medical rental equipment acquired during the first six months of fiscal year 1998.

  Income before income taxes was $250,000 for the six months ended April 30, 1998, compared to $204,000 for the six months ended April 30, 1997, an increase of $46,000, or 23.2%. Income before income taxes, as a percentage of revenues, decreased to 4.1 % in the six months ended April 30, 1998 from 5.9% in the six months ended April 30, 1997 as a result of all of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements arise from the funding of its working capital needs, principally accounts receivable, as well as its capital expenditure needs. The Company's primary sources for working capital are cash flow from operations and borrowings under debt facilities.

  During the six months ended April 30, 1998, net cash provided by operating activities was $947,000, which resulted primarily from (i) net income of $145,000, (ii) depreciation and amortization expense of $753,000, (iii) an increase in long-term deferred income tax liabilities of $252,000, and (iv) a loss on sale of assets of $58,000, all of which were offset in part by a net increase of approximately $261,000 in working capital items.

  Net cash used for investing activities during the six months ended April 30, 1998 was $107,000, which was principally attributable to (i) property additions of $55,000, (ii) payments for non-compete agreements of $21,000 and
(iii) an increase of $46,000 in deposits and other assets, all of which were offset in part by proceeds from sale of assets of $15,000.

  During the six months ended April 30, 1998, the Company's cash used by financing activities totaled $877,000, consisting of (i) principal payments on long-term debt of $252,000, (ii) principal payments on notes payable of $57,000 and (iii) principal payments on capital lease obligations of $750,000, all of which were offset in part by $182,000 of borrowings on notes payable.


COMMITMENTS

  The Company had no material commitments for capital expenditures at April 30, 1998. However, although it has no present commitments or agreements to make such capital expenditures, during the next 12 months the Company expects to make substantial capital expenditures, in accordance with its historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. The Company believes that funds generated from operations, together with funds available from credit facilities and capital lease facilities that the Company expects to obtain during the coming 12-month period, will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  None.

ITEM 2.  CHANGES IN SECURITIES.

COMMON STOCK

  As of April 30, 1998, the Company had 7,385,927 shares of common stock issued and outstanding. The holders of shares of common stock are entitled to dividends when and as declared by the Board of Directors from funds legally available therefore, and, upon liquidation are entitled to share, pro rata, in any distribution to holders of common stock. There are no pre-emptive, conversion or redemption privileges, nor sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

STOCK OPTIONS

STOCK INCENTIVE PLAN

  In September 1996, the Company adopted the 1996 Stock Incentive Plan (Plan) to allow officers and employees and certain non-employees to receive options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Plan, regular salaried employees, including directors, who are full time employees, may be granted options exercisable at not less than 100 percent of the fair market value at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than ten percent of the voting power of all classes of stock of the Company must be 110 percent of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third percent of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 1,500,000 shares of common stock may be issued pursuant to the Plan. As of April 30, 1998, there were 922,000 qualified options granted and outstanding.

OTHER STOCK OPTIONS

  In conjunction with the August 19, 1996 reorganization between Medical Resources Management, Inc. (MRM) and Physiologic Reps, Inc. (PRI), in exchange for options previously granted to purchase shares of PRI, two officers received 81,804 non-qualified options to purchase MRM common stock at an exercise price of $.50 per share. Additionally, on June 30, 1997, the Company granted non-qualified stock options to certain officers to purchase an aggregate of 315,000 shares of common stock at an exercise price of $1.50 per share, which price was at fair market value at the time of grant. On June 30, 1997, the Company also issued non-qualified stock options to Robert Stuckelman, a non-employee Director of MRM, to purchase 10,000 shares of common stock at an exercise price of $1.50 per share. These non-qualified options generally have the same restrictions, except for vesting provisions, as options granted under the 1996 Stock Incentive Plan. As of April 30, 1998, there were 406,804 non-qualified options granted and outstanding.

  The following table summarizes stock option activity during the six months ended April 30, 1998 and the fiscal year ended October 31, 1997:



                                             Six months ended April 30, 1998       Year ended October 31, 1997
                                             -------------------------------       ---------------------------
                                                                   Weighted                       Weighted
                                                                    Average                        Average
                                                                   Exercise                       Exercise
                                                   Shares            Price         Shares           Price
                                             ------------------------------        ---------------------------
Outstanding at beginning of period              1,246,304           $  1.44          424,804        $  1.31
Granted                                            83,500           $  1.13          874,000        $  1.50
Exercised                                               -                 -                -              -
Forfeited or cancelled                             (1,000)          $  1.50          (52,500)       $  1.50
                                             ------------------------------        ---------------------------

Outstanding at end of period                    1,328,804           $  1.43        1,246,304        $  1.44
                                             ------------------------------        ---------------------------
                                             ------------------------------        ---------------------------

Options exercisable at period-end                 512,304           $  1.34          149,856        $  1.14
                                             ------------------------------        ---------------------------
                                             ------------------------------        ---------------------------




ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


ITEM 5.  OTHER INFORMATION.

  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit
Number         Exhibit Description


  None.



(b)  REPORTS ON FORM 8-K

     None.

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL RESOURCES MANAGEMENT, INC.



Date              June 15, 1998

By     /s/  Allen H. Bonnifield
      ----------------------------------------------------
       Allen H. Bonnifield, President and CEO