Form 10QSB
period 1998-07-31
MEDICAL RESOURCES MANAGEMENT INC
filed 1998-09-15
CIK 1039142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                               _____________________

                                    FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 31, 1998

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

                         Yes      [ X ]      No      [   ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of September 10, 1998 there were 7,385,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                         Yes      [ X ]      No       [   ]



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

ITEM                                                                   PAGE NO.
---                                                                    -------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -- July 31, 1998 (unaudited)
                and October 31, 1997                                       3

           Consolidated Statements of Income -- Three Months and Nine
                Months Ended July 31, 1998 and 1997 (unaudited)            4

           Consolidated Statements of Cash Flows -- Nine Months
                Ended July 31, 1998 and 1997 (unaudited)                   5

           Notes to Consolidated Financial Statements (unaudited)          6

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              12

Item 2.    Changes in Securities                                          12

Item 3.    Defaults upon Senior Securities                                13

Item 4.    Submission of Matters to a Vote of Security Holders            13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

           Signatures                                                     14

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                     ASSETS                  July 31,             October 31,
                                                              1998                   1997
                                                       ----------------        ----------------
                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                              $    37,133             $    64,356
   Accounts receivable, less allowance of
     $86,350 at July 31, 1998 and $72,000 at
     October 31, 1997                                       1,997,820               1,829,695
   Inventories                                                704,626                 583,149
   Prepaid expenses                                           217,533                  94,378
   Income tax receivable                                      237,737                  55,113
                                                       ----------------        ----------------
Total current assets                                        3,194,849               2,626,691

Property and equipment:
   Rental equipment                                        18,152,568              16,216,245
   Transportation equipment                                   819,747                 847,492
   Office furniture and equipment                             329,371                 311,657
   Leasehold improvements                                      90,274                  86,074
                                                       ----------------        ----------------
                                                           19,391,960              17,461,468
  Less accumulated depreciation                             7,661,035               6,670,474
                                                       ----------------        ----------------
Net property and equipment                                 11,730,925              10,790,994

Other assets:
   Goodwill, net of accumulated amortization
     of $29,386 at July 31, 1998
     and $9,178 at October 31, 1997                           374,775                 394,983
   Covenants not to compete, net of
     accumulated amortization of $79,486
     at July 31, 1998 and $23,111 at
     October 31, 1997                                          77,389                 106,889
   Customer list, net of accumulated
     amortization of $21,464 at July 31, 1998
     and $9,722 at October 31, 1997                           178,536                 190,278
   Deposits and other assets                                  278,179                 175,563
                                                       ----------------        ----------------
Total other assets                                            908,879                 867,713
                                                       ----------------        ----------------
Total assets                                             $ 15,834,653            $ 14,285,398
                                                       ----------------        ----------------
                                                       ----------------        ----------------

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $  1,631,733            $    882,966
   Accrued expenses                                           365,572                 564,300
   Notes payable                                               62,341                  56,457
   Current portion of long-term debt                          549,330                 527,771
   Current portion of obligations under
     capital leases                                         1,631,159               1,495,611
                                                       ----------------        ----------------
Total current liabilities                                   4,240,135               3,527,105

Long-term debt, net of current portion                      1,738,648               2,090,695
Obligations under capital leases, net
     of current portion                                     5,354,015               4,728,500
Deferred income taxes                                       1,245,126                 948,496

Shareholders' equity:
   Common stock, $.001 par value:
     Authorized shares -- 100,000,000
     Issued and outstanding shares --
        7,385,927 at July 31, 1998
        and 7,345,927 at October 31, 1997                       7,386                   7,346
   Additional paid-in capital                               1,683,326               1,639,366
   Retained earnings                                        1,566,017               1,343,890
                                                       ----------------        ----------------
Total shareholders' equity                                  3,256,729               2,990,602
                                                       ----------------        ----------------
Total liabilities and shareholders' equity               $ 15,834,653            $ 14,285,398
                                                       ----------------        ----------------
                                                       ----------------        ----------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)



                                       Three Months Ended July 31,   Nine Months Ended July 31,
                                            1998          1997           1998           1997
                                       ------------   ------------   ------------   ------------
Revenue                                 $2,706,620     $2,154,622     $8,750,895     $5,586,783
Cost of revenue                            911,260        987,836      3,504,857      2,411,689
Depreciation expense                       382,430        191,832      1,062,949        666,935
                                       ------------   ------------   ------------   ------------
Gross profit                             1,412,930        974,954      4,183,089      2,508,159

Selling expenses                           515,415        353,773      1,511,038        881,612
General and administrative expenses        507,011        386,398      1,577,324      1,014,126
                                       ------------   ------------   ------------   ------------
Operating income                           390,504        234,783      1,094,727        612,421

Interest expense                           270,364        168,178        724,515        342,111
                                       ------------   ------------   ------------   ------------
Income before income taxes                 120,140         66,605        370,212        270,310
Provision for income taxes                  43,255         27,993        148,085        109,475
                                       ------------   ------------   ------------   ------------
Net income                              $   76,885     $   38,612     $  222,127     $  160,835
                                       ------------   ------------   ------------   ------------
                                       ------------   ------------   ------------   ------------

Net income per common share             $    0.010     $    0.005     $    0.030     $    0.024
                                       ------------   ------------   ------------   ------------
                                       ------------   ------------   ------------   ------------
Weighted average common shares           7,385,927      7,077,615      7,384,012      6,580,330
                                       ------------   ------------   ------------   ------------
                                       ------------   ------------   ------------   ------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)



                                                           Nine Months Ended July 31,
                                                             1998              1997
                                                        -------------     ------------
                  OPERATING ACTIVITIES
Net income                                               $  222,127        $  106,835
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization                        1,171,047           666,935
     Deferred income taxes                                  296,630            51,453
     Loss on sale of assets                                  57,505               -
     Changes in operating assets and liabilities:
        Accounts receivable                                (129,768)         (277,348)
        Inventories                                         (61,699)         (157,962)
        Prepaid expenses                                   (123,155)         (102,133)
        Income tax receivable                              (182,624)            4,972
        Accounts payable                                    731,597           (41,772)
        Accrued expenses                                   (212,500)           63,127
                                                        -------------     ------------
Net cash provided by operating activities                 1,769,160           314,107

                  INVESTING ACTIVITIES
Purchases of property and equipment                        (116,791)           (8,676)
Net proceeds from sale of assets                             15,000               -
Payments for non-compete agreements                         (26,875)         (130,000)
Increase in deposits and other assets                      (102,616)         (122,033)
                                                        -------------     ------------
Net cash used for investing activities                     (231,282)         (260,709)

                  FINANCING ACTIVITIES
Issuance of common stock                                        -             324,480
Borrowings on long-term debt                                 45,042           967,896
Borrowings on notes payable                                 196,150               -
Principal payments on long-term debt                       (425,164)         (355,946)
Payments on notes payable                                  (192,866)         (111,191)
Principal payments on capital lease obligations          (1,188,263)         (731,567)
                                                        -------------     ------------
Net cash provided by (used for) financing activities     (1,565,101)           93,672
                                                        -------------     ------------

Net increase (decrease) in cash                             (27,223)          147,070
Cash and cash equivalents at beginning of period             64,356            12,482
                                                        -------------     ------------
Cash and cash equivalents at end of period               $   37,133        $  159,552
                                                        -------------     ------------
                                                        -------------     ------------

Supplemental information:
Cash paid during the period for:
   Interest                                              $  738,866        $  331,048
                                                        -------------     ------------
                                                        -------------     ------------
   Taxes                                                 $      -          $   40,050
                                                        -------------     ------------
                                                        -------------     ------------
Capital lease obligations entered into for equipment     $1,892,041        $1,336,171
                                                        -------------     ------------
                                                        -------------     ------------
Common stock issued for acquired companies               $   44,000        $  802,634
                                                        -------------     ------------
                                                        -------------     ------------
Common stock issued in exchange for forgiveness of debt  $      -          $  253,550
                                                        -------------     ------------
                                                        -------------     ------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   July 31, 1998

1.   BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

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

2.   SHAREHOLDERS' EQUITY


During the nine months ended July 31, 1998, the Company issued 83,500 incentive stock options at an exercise price of $1.13 per share.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of
Income:

                                            Three Months Ended  Nine Months Ended
                                                  July 31,           July 31,
                                            ------------------  -----------------
                                              1998     1997      1998     1997
                                             ------    ------    ------   -----
Net revenues . . . . . . . . . . . . . .     100.0%    100.0%    100.0%   100.0%
Cost of revenues . . . . . . . . . . . .      33.7      45.8      40.1     43.2
Depreciation expense . . . . . . . . . .      14.1       8.9      12.1     11.9
                                             ------    ------    ------   -----
Gross profit . . . . . . . . . . . . . .      52.3      45.3      47.8     44.9
Selling expenses . . . . . . . . . . . .      19.0      16.4      17.3     15.8
General and administrative expenses. . .      18.7      17.9      18.0     18.1
                                             ------    ------    ------   -----
Operating income . . . . . . . . . . . .      14.6      11.0      12.5     11.0
Interest expense . . . . . . . . . . . .      10.1       7.8       8.3      6.1
                                             ------    ------    ------   -----
Income before income taxes . . . . . . .       4.5       3.2       4.2      4.9
Provision for income taxes . . . . . . .       1.6       1.4       1.7      2.0
                                             ------    ------    ------   -----
Net income . . . . . . . . . . . . . . .       2.9%      1.8%      2.5%     2.9%
                                             ------    ------    ------   -----
                                             ------    ------    ------   -----

QUARTER ENDED JULY 31, 1998 COMPARED TO QUARTER ENDED JULY 31, 1997

     For the quarter ended July 31, 1998, net revenues were $2,707,000, compared to net revenues of $2,155,000 during the quarter ended July 31, 1997, an increase of $552,000, or 25.6%. This increase in net revenues is primarily the result of (i) a decrease in revenues of Pulse in the amount of $8,000, (ii) additional revenues in the amount of $113,000 due to the acquisition of Laser Med, (iii) additional revenues of approximately $60,000 due to the acquisition of Med Surg, (iv) additional revenues of $84,000 due to the acquisition of Tomec, and (v) an increase of $303,000 in net revenues of Physiologic Reps, Inc.
(PRI), principally attributable to (a) an increase in medical equipment rental revenues of $161,000 due to PRI's increased investment in medical rental equipment at the end of fiscal 1997 and (b) an increase in net revenues for mobile laser/surgical services of approximately $142,000.

     Cost of revenues for the quarter ended July 31, 1998 totaled $911,000, a decrease of $77,000, or 7.8%, from cost of revenues for the third quarter of the prior fiscal year. The decrease in cost of revenues is primarily attributable to (i) a decrease in cost of revenues of Pulse in the amount of $46,000, (ii) an increase in cost of revenues in the amount of $66,000 as a result of the acquisition of Laser Med, (iii) an increase in cost of revenues of approximately $25,000 as a result of the acquisition of Med Surg, (iv) an increase in cost of revenues of $74,000 as a result of the acquisition of Tomec, all of which were more than offset by (v) a decrease of $196,000 in cost of revenues of PRI, due primarily to reductions in personnel and other operating costs during the third quarter of fiscal 1998.

     Depreciation expense for the quarter ended July 31, 1998 was $382,000 compared to $192,000 for the third quarter of fiscal 1997, an increase of $190,000, or 99.0%. This increase in depreciation expense is mainly attributable to (i) depreciation expense in the amount of $4,000 related to the acquisition of Pulse, (ii) depreciation expense in the amount of $21,000 due to the acquisition of Laser Med, (iii) depreciation expense of $25,000 related to the acquisition of Med Surg, (iv) depreciation expense of $3,000 pertaining to the acquisition of Tomec, and (v) an increase in depreciation expense of $137,000 for PRI.

     During the quarter ended July 31, 1998, gross profit was $1,413,000, an increase of $439,000, or 45.1%, over gross profit for the third quarter of fiscal 1997. As a percentage of net revenues, gross profit increased from 45.2% in the third quarter of fiscal 1997 to 52.3% in the quarter ended July 31, 1998. The increase in the amount of gross profit is principally the result of (i) an increase in gross profit of $34,000 pertaining to the acquisition of Pulse, (ii) an increase in gross profit of $26,000 relating to the acquisition of Laser Med,
(iii) an increase in gross profit of $10,000 due to the acquisition of Med Surg,
(iv) an increase in gross profit of $7,000 due to the acquisition of Tomec, and
(v) an increase in the gross profit of PRI in the amount of $362,000, due to the factors described previously.

     Selling expenses for the quarter ended July 31, 1998 were $515,000, compared to $354,000 for the comparable period of the prior year, an increase of $161,000, or 45.5%. As a percentage of net revenues, selling expenses increased from 16.4% in the quarter ended July 31, 1997 to 19.0% in the third quarter of the current fiscal year. The increase in the amount of selling expense is primarily the result of (i) additional selling expenses in the amount of $26,000 due to the acquisition of Pulse, (ii) a decrease in selling expenses of Laser Med in the amount of $3,000, (iii) additional selling expenses in the amount of approximately $2,000 due to the acquisition of Med Surg, (iv) additional selling expenses of $15,000 due to the acquisition of Tomec, and (v) an increase in selling expenses of PRI in the amount of $121,000 as a result of the addition of sales personnel and related selling expenses.

     General and administrative expenses increased to $507,000 in the quarter ended July 31, 1998 from $386,000 in the quarter ended July 31, 1997, an increase of $121,000, or 31.3%. As a percentage of net revenues, such expenses increased from 17.9% in the third quarter of the prior fiscal year to 18.7% in the quarter ended July 31, 1998. The increase in the amount of general and administrative expense is primarily the result of (i) additional general and administrative expenses in the amount of $12,000 due to the acquisition of Pulse, (ii) additional general and administrative expenses of $41,000 due to the acquisition of Laser Med, (iii) additional general and administrative expenses in the amount of $60,000 due to the acquisition of Tomec, (iv) an increase in general and administrative expenses of PRI in the amount of $8,000.

     Interest expense for the quarter ended July 31, 1998 was $270,000, compared to $168,000 in the same quarter of the prior fiscal year, an increase of $102,000, or 60.7%. The increase in interest expense is the result of (i) additional interest expense in the amount of $16,000 due to the acquisition of Pulse, (ii) additional interest expense of $3,000 due to the acquisition of Laser Med, (iii) additional interest expense in the amount of $10,000 due to the acquisition of Med Surg, (iv) additional interest expense of $1,000 due to the acquisition of Tomec, and (v) an increase in interest expense of PRI in the amount of $72,000, principally due to an increase in capital lease obligations of PRI relating to medical rental equipment acquired.

     Income before income taxes was $120,000 for the quarter ended July 31, 1998, compared to $67,000 for the quarter ended July 31, 1997, an increase of $53,000, or 79.1%. Income before income taxes, as a percentage of revenues, increased to 2.9% in the quarter ended July 31, 1998 from 1.8% in the quarter ended July 31, 1997 as a result of all of the aforementioned factors.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

     Net revenues for the nine months ended July 31, 1998 were $8,751,000, compared to $5,587,000 during the first nine months of the prior fiscal year, an increase of $3,164,000, or 56.6%. The increase in net revenues is principally the result of (i) additional revenues in the amount of $883,000 due to the acquisition of Pulse, (ii) additional revenues in the amount of $482,000 due to the acquisition of Laser Med, (iii) additional revenues of approximately $340,000 due to the acquisition of Med Surg, (iv) additional revenues of $328,000 due to the acquisition of Tomec, and (v) an increase in revenues of Physiologic Reps, Inc. (PRI) in the amount of $1,171,000, primarily as a result of (a) an increase in medical equipment rental revenues of $735,000 due to PRI's increased investment in medical rental equipment at the end of fiscal 1997 and (b) an increase in revenues for mobile laser/surgical services of approximately $396,000.

     Cost of revenues for the nine months ended July 31, 1998 was $3,505,000, an increase of $1,093,000, or 45.3%, over cost of revenues for the comparable period of the prior fiscal year. The increase in cost of revenues is primarily attributable to (i) cost of revenues in the amount of $319,000 due to the acquisition of Pulse, (ii) cost of revenues in the amount of $205,000 due to the acquisition of Laser Med, (iii) cost of revenues of approximately $170,000 due to the acquisition of Med Surg, (iv) cost of revenues of $141,000 due to the acquisition of Tomec, and (v) an increase in cost of revenues of PRI in the amount of $258,000, due mostly to (a) an increase in costs for mobile laser/surgical services and (b) higher wages paid to technicians during the first nine months of fiscal 1998.

     Depreciation expense for the nine months ended July 31, 1998 was $1,063,000 compared to $667,000 for the first nine months of the prior fiscal year, an increase of $396,000, or 59.2%. The increase in depreciation expense is principally the result of (i) depreciation expense in the amount of $90,000 due to the acquisition of Pulse, (ii) depreciation expense in the amount of $83,000 due to the acquisition of Laser Med, (iii) depreciation expense of $74,000 due to the acquisition of Med Surg, and (iv) depreciation expense of $8,000 due to the acquisition of Tomec. PRI experienced an increase of $256,000 in depreciation expense in the nine months ended July 31, 1998 due mainly to the addition of equipment during fiscal year 1998.

     Gross profit for the nine months ended July 31, 1998 was $4,183,000, an increase of $1,675,000, or 66.8%, over gross profit for the comparable period of the prior fiscal year. As a percentage of net revenues, gross profit increased from 44.9% in the first nine months of fiscal 1997 to 47.8% in the nine months ended July 31, 1998. The increase in gross profit is primarily attributable to
(i) an increase in gross profit of $474,000 due to the acquisition of Pulse,
(ii) an increase in gross profit of $194,000 due to the acquisition of Laser Med, (iii) an increase in gross profit of $96,000 due to the acquisition of Med Surg, (iv) an increase in gross profit of $179,000 due to the acquisition of Tomec, and (v) an increase in the gross profit of PRI in the amount of $732,000, due principally to the increases in medical rental and mobile laser/surgical services revenues described previously.

     Selling expenses for the nine months ended July 31, 1998 were $1,511,000, compared to $882,000 for the comparable period of the prior year, an increase of $629,000, or 71.3%. As a percentage of net revenues, selling expenses increased from 15.8% in the nine months ended July 31, 1997 to 17.3% in the first nine months of the current fiscal year. The increase in the amount of selling expense is primarily the result of (i) additional selling expenses in the amount of $210,000 due to the acquisition of Pulse, (ii) additional selling expenses of $49,000 due to the acquisition of Laser Med, (iii) additional selling expenses in the amount of approximately $15,000 due to the acquisition of Med Surg, (iv) additional selling expenses of $45,000 due to the acquisition of Tomec, and (v) an increase in selling expenses of PRI in the amount of $310,000 as a result of (a) the addition of sales personnel and (b) an increase in commissions relating to the overall increase in revenues from medical equipment rentals and mobile laser/surgical services.

     General and administrative expenses increased to $1,577,000 in the nine months ended July 31, 1998 from $1,014,000 in the nine months ended July 31, 1997, an increase of $563,000, or 55.5%. As a percentage of net revenues, such expenses decreased slightly from 18.1% in the first nine months of the prior fiscal year to 18.0% in the nine months ended July 31, 1998. The increase in the amount of general and administrative expense is primarily the result of (i) additional general and administrative expenses in the amount of $151,000 due to the acquisition of Pulse, (ii) additional general and administrative expenses of $68,000 due to the acquisition of Laser Med, (iii) additional general and administrative expenses in the amount of $96,000 due to the acquisition of Tomec, (iv) an increase in general and administrative expenses of PRI in the amount of $202,000 due primarily to the addition of accounting and administrative personnel, and (v) a $46,000 increase in general and administrative expenses of the parent company, MRM, principally due to an increase in amortization of goodwill and non-compete agreements.

     Interest expense for the nine months ended July 31, 1998 was $725,000, compared to $342,000 in the first nine months of the prior fiscal year, an increase of $383,000, or 112.0%. The increase in interest expense is the result of (i) additional interest expense in the amount of $175,000 due to the acquisition of Pulse, (ii) additional interest expense of $37,000 due to the acquisition of Laser Med, (iii) additional interest expense in the amount of $30,000 due to the acquisition of Med Surg, (iv) additional interest expense of $4,000 due to the acquisition of Tomec, and (v) an increase in interest expense of PRI in the amount of $137,000, principally attributable to an increase in capital lease obligations of PRI relating to medical rental equipment acquired during the first nine months of fiscal year 1998.

     Income before income taxes was $370,000 for the nine months ended July 31, 1998, compared to $270,000 for the nine months ended July 31, 1997, an increase of $100,000, or 37.0%. Income before income taxes, as a percentage of revenues, decreased to 2.5% in the nine months ended July 31, 1998 from 2.9% in the nine months ended July 31, 1997 as a result of all of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from the funding of its working capital needs, principally accounts receivable, as well as its capital expenditure needs. The Company's primary sources for working capital are cash flow from operations and borrowings under debt facilities.

     During the nine months ended July 31, 1998, net cash provided by operating activities was $1,769,000, which resulted primarily from (i) net income of $222,000, (ii) depreciation and amortization expense of $1,171,000, (iii) an increase in long-term deferred income tax liabilities of $297,000, and (iv) a loss on sale of assets of $58,000, together with a net decrease of approximately $21,000 in working capital items.

     Net cash used for investing activities during the nine months ended July 31, 1998 was $231,000, which was principally attributable to (i) property additions of $117,000, (ii) payments for non-compete agreements of $27,000 and
(iii) an increase of $102,000 in deposits and other assets, all of which were offset in part by proceeds from sale of assets of $15,000.

     During the nine months ended July 31, 1998, the Company's cash used by financing activities totaled $1,565,000, consisting of (i) principal payments on long-term debt of $425,000, (ii) principal payments on notes payable of $193,000 and (iii) principal payments on capital lease obligations of $1,188,000, all of which were offset in part by $241,000 of borrowings on long-term debt and notes payable.

COMMITMENTS

     The Company had no material commitments for capital expenditures at July 31, 1998. However, although it has no present commitments or agreements to make such capital expenditures, during the next 12 months the Company expects to make substantial capital expenditures, in accordance with its historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. The Company believes that funds generated from operations, together with funds available from credit facilities and capital lease facilities that the Company expects to obtain during the coming 12-month period, will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

     The Company currently has a term loan with Merrill Lynch. At the present time, the Company is not in compliance with one of the financial covenants contained in the loan agreement. However, the Company has obtained a waiver of this covenant through October 31, 1998. The Company is negotiating with another lender to obtain new credit facilities, including a working capital facility. It is the intention of the Company to use some of the proceeds from these new credit facilities to repay in full term the loan with Merrill Lynch. Management expects to complete these new credit facilities prior to October 31, 1998. However, although mangement expects to obtain these new credit facilities, there can be no assurance that such credit facilities will be obtained or that, if obtained, such facilities will be in place by October 31, 1998. Failure to obtain new credit facilities could have a material adverse effect on the Company's financial position.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In February, 1998, the Company was served with a lawsuit in which it, along with various other parties, was named as a defendant in an action filed on October 29, 1996 in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges injury to the plaintiff in the course of a cosmetic laser procedure performed in November, 1995 for which the plaintiff seeks to hold the Company responsible. The Company intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, the Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated financial condition. Due to the early stage of this litigation, based on the information available to it, management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

ITEM 2.  CHANGES IN SECURITIES.

COMMON STOCK

     As of July 31, 1998, the Company had 7,385,927 shares of common stock issued and outstanding. The holders of shares of common stock are entitled to dividends when and as declared by the Board of Directors from funds legally available therefore, and, upon liquidation are entitled to share, pro rata, in any distribution to holders of common stock. There are no pre-emptive, conversion or redemption privileges, nor sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

STOCK OPTIONS

STOCK INCENTIVE PLAN

     In September 1996, the Company adopted the 1996 Stock Incentive Plan (Plan) to allow officers and employees and certain non-employees to receive options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Plan, regular salaried employees, including directors, who are full time employees, may be granted options exercisable at not less than 100 percent of the fair market value at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than ten percent of the voting power of all classes of stock of the Company must be 110 percent of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third percent of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 1,500,000 shares of common stock may be issued pursuant to the Plan. As of July 31, 1998, there were 893,500 qualified options granted and outstanding.

OTHER STOCK OPTIONS

     In conjunction with the August 19, 1996 reorganization between Medical Resources Management, Inc. (MRM) and Physiologic Reps, Inc. (PRI), in exchange for options previously granted to purchase shares of PRI, two officers received 81,804 non-qualified options to purchase MRM common stock at an exercise price of $.50 per share. Additionally, on June 30, 1997, the Company granted non-qualified stock options to certain officers to purchase an aggregate of 315,000 shares of common stock at an exercise price of $1.50 per share, which price was at fair market value at the time of grant. On June 30, 1997, the Company also issued non-qualified stock options to Robert Stuckelman, a non-employee Director of MRM, to purchase 10,000 shares of common stock at an exercise price of $1.50 per share. These non-qualified options generally have the same restrictions, except for vesting provisions, as options granted under the 1996 Stock Incentive Plan. As of July 31, 1998, there were 406,804 non-qualified options granted and outstanding.

     The following table summarizes stock option activity during the nine months ended July 31, 1998 and the fiscal year ended October 31, 1997:



                                    Nine months ended July 31, 1998    Year ended October 31, 1997
                                    --------------------------------  ------------------------------
                                                           Weighted                    Weighted
                                                            Average                      Average
                                                            Exercise                    Exercise
                                            Shares           Price        Shares          Price
                                    --------------------------------  ------------------------------
Outstanding at beginning of period       1,246,304        $  1.44        424,804        $  1.31
Granted                                     83,500        $  1.13        874,000        $  1.50
Exercised                                      -              -              -              -
Forfeited or cancelled                     (29,500)       $  1.50        (52,500)       $  1.50
                                    --------------------------------  ------------------------------

Outstanding at end of period             1,300,304        $  1.41      1,246,304        $  1.44
                                    --------------------------------  ------------------------------
                                    --------------------------------  ------------------------------

Options exercisable at period-end          512,304          $1.34        149,856          $1.14
                                    --------------------------------  ------------------------------
                                    --------------------------------  ------------------------------




ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5.  OTHER INFORMATION.

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit
Number         Exhibit Description

     None.


(b)  REPORTS ON FORM 8-K

     A Report on Form 8-K was filed with the Securities and Exchange Commission on July 2, 1998.

                                      SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL RESOURCES MANAGEMENT, INC.



Date           September 14, 1998

By     /s/  Allen H. Bonnifield
      ---------------------------------------
       Allen H. Bonnifield, President and CEO