Form 10KSB40
period 1998-10-31
MEDICAL RESOURCES MANAGEMENT INC
filed 1999-02-16
CIK 1039142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                    FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended October 31, 1998

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

Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
par value $.001 per share

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for the fiscal year ended October 31, 1998 were $ 11,321,693.

As of January 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the average of the closing bid and asked prices on such date) was approximately $ 651,000.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 1, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART I


Forward-Looking Statements

   This Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Report on Form 10-KSB containing such forward-looking statements include "Description of Business," "Historical Background," "Growth," "Acquisitions," "Products and Services," "Marketing and Sales," "Markets," "Competition" and "Year 2000 Issues" under
Item 1 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below. Statements in this Form 10-KSB which address activities, events or developments that we expect or anticipate will or may occur in the future, including such topics as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other development and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on our behalf.

   Our operations are subject to factors outside our control. Any one, or a combination, of these factors could materially affect the results of our operations. These factors include: (a) changes in levels of competition from current competitors and potential new competition; (b) loss of a significant customer; and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. Forward-looking statements made by or on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those anticipated results described in these forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and it is possible that the actual results or developments anticipated by us will not be realized or, even if substantially realized, that they will not have the expected consequences to or effects on our business or operations.





Item 1.  Description of Business

   Medical Resources Management, Inc. makes mobile laser/surgical services available to our customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physicians' offices. We provide these mobile lasers with technical support to ensure the lasers are working correctly for the physicians. We also provide other medical equipment on a rental basis to hospitals and surgery centers. This equipment is used throughout such facilities to supplement their requirement for certain medical equipment. The combination of mobile laser/surgical services and medical equipment rental illustrates our overall strategy and focus on diversification.

   Our laser/surgical services focus on two of the most rapidly growing areas of the health care industry: managed care and cosmetic surgery. For managed care, minimally invasive procedures can be performed by physicians at hospitals that find the investment in the latest laser surgery equipment and trained technicians to be uneconomical. For cosmetic surgery, the physicians benefit from having a multitude of different laser technologies available to offer to their patients without the burden of investing a significant amount of money.
In both instances, physicians and hospitals receive technical support and expertise which is provided with the equipment, which allows the staff to concentrate on their duties without the additional tasks of running a laser.

   We believe we enjoy an advantage in the laser/surgical services market that the small competitor cannot match due to the quantity and variety of our laser equipment, our highly trained technicians, and the training courses we provide for technicians and health care professionals. We have approximately 600 active accounts in California, Arizona, Utah, Colorado and Nevada and experience a high rate of repeat business from the hospitals, surgery centers and doctors that we serve. The market encompasses many disciplines including plastic/cosmetic surgery, dermatology, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, ophthalmology, general surgery, podiatry and dentistry. Equipment is becoming more specialized to the medical procedures involved, and technical training of the physician, regarding the use of equipment, is a significant part of our business.

   We are the successor entity pursuant to a reorganization which occurred on July 31, 1996 between Physiologic Reps, Inc. ("PRI"), which has been active in this business since 1973, and Kendall Management Corporation, a public company which was previously inactive. PRI operates as our largest wholly owned subsidiary. THROUGHOUT THIS DOCUMENT, WE ARE REFERENCING OUR BUSINESS, AND OUR SUBSIDIARIES, INCLUDING PRI, IN THE HISTORICAL CONTEXT. We are headquartered at 932 Grand Central Ave., Glendale, California. See "Reorganization" and "Acquisitions."

HISTORICAL BACKGROUND

   Our largest wholly owned operating subsidiary, PRI, was incorporated in California in 1973 and moved to its present headquarters building in 1994, located in Glendale, California. PRI also has sales and service offices in Stockton, CA, Dublin, CA and Tempe, AZ. PRI produced approximately 73% and
83% our consolidated revenues during the fiscal years ended October 31, 1998 and 1997, respectively.

   We entered the hospital equipment rental market in 1974, the mobile laser/surgical services market in 1987, cosmetic skin resurfacing in 1994 and leg vein treatment and tattoo removal in 1997. We began to expand our mobile laser/surgical services to the doctors' offices and their clinics in 1995. This business is complementary to our existing laser/surgical services which we provide to hospitals. In 1997, we made the decision to expand our cosmetic services to include specialized lasers for treatment of vascular lesions, pigmented lesions and tattoo removal. Additionally, we have acquired new laser technology to assist in the removal of leg veins, and we are continuing to evaluate lasers for the removal of unwanted hair.

   During the past few years, revenue from our mobile laser/surgical services business has exceeded revenue from our medical equipment rental business. However, we have a large array of general medical equipment which we rent, primarily to hospitals, and have acquired substantial additional general medical equipment during fiscal 1998 and fiscal 1997. Our inventory of medical equipment includes an extensive variety of medical devices, serving a broad range of hospital departments or needs. This wide array of medical rental equipment, delivered to customers on very short notice, was our primary business until about 1987, when we developed the mobile surgical laser business. During fiscal 1997, we began to renew our emphasis on the rental of general medical equipment.

GROWTH

   We have historically focused on providing rental and other services to our clients on an as needed basis. As a result, we have established long-term relationships with a number of physicians, hospitals and other medical care providers. We believe that such relationships provide an opportunity to introduce additional products to these customers by expanding our product lines beyond laser/surgical services and medical equipment rentals.

   Our strategic plan is to grow both (1) through internal expansion and (2) the acquisition of other companies in the medical services and equipment rental business to take advantage of current opportunities in the market place. Opportunities for growth are created because a wider range of new surgical laser equipment is coming to market with features oriented toward a wider variety of medical specialties. This is increasing the number of surgical laser procedures performed. Another factor favoring growth of surgical laser rentals by hospitals is the effort by managed care to reduce costs through less invasive procedures. The managed care effort has also reduced funds available for investment in new equipment and training. Part of our business strategy is to take advantage of hospitals' decreased ability to invest in capital equipment, as well as the synergy between mobile laser/surgical services and medical equipment rental, to increase revenue and reduce costs.

ACQUISITIONS

   On March 31 1997, we acquired 100% of the issued and outstanding capital stock of Pulse Medical Products, Inc. ("Pulse"), headquartered in Boise, ID, in exchange for 325,000 shares of our common stock. As a result, Pulse became our wholly owned subsidiary. Pulse rents medical equipment and sells related equipment and supplies. Pulse conducts its business in Idaho, Montana, Utah, Colorado, Minnesota and Wyoming. Pulse has continued to operate as our wholly owned subsidiary, with its headquarters in Boise, ID.

   On June 30 1997, we acquired 100% of the issued and outstanding capital stock of Laser Medical, Inc. ("Laser Medical"), headquartered in Murray, UT, in exchange for 190,000 shares of our common stock. As a result, Laser Medical became our wholly owned subsidiary. In addition, we obtained a non-compete agreement from the principal former shareholder of Laser Medical in consideration for the payment of $80,000 in cash. Laser Medical provides mobile laser/surgical services to hospitals, out patient surgery centers, and physicians' offices. Laser Medical operates its business in Utah and Colorado. Since the date of its acquisition, Laser Medical has operated as our wholly owned subsidiary, with its headquarters in Murray, UT.

   Also on June 30, 1997, we acquired 100% of the issued and outstanding capital stock of Med Surg Specialties, Inc. ("Med Surg"), located in Brea, CA, in exchange for 214,667 shares of our common stock. As a result, Med Surg became our wholly owned subsidiary. In addition, we obtained a non-compete agreement from the principal former shareholder of Med Surg in consideration for the payment of $138,000 in cash ($50,000 in July 1997, with the balance payable $50,000 in 1998 and $38,000 in 1999). Med Surg makes mobile laser/surgical services available to hospitals, out patient surgery centers, and physician's offices. Med Surg's operations, which were conducted primarily in the Southern California area, were absorbed into PRI at the time of the acquisition.

   Effective November 1, 1997, we acquired 100% of the issued and outstanding capital stock of Texas Oxygen Medical Equipment Company ("Tomec"), headquartered in Mansfield, TX, in exchange for 40,000 shares of our common stock. As a result, Tomec became our wholly owned subsidiary. Tomec rents medical equipment and provides biomedical services. Tomec conducts its business in Texas, and has continued to operate as our wholly owned subsidiary, with its headquarters remaining in Mansfield, TX.

   We intend to selectively continue the pursuit of our strategic plan of acquiring other companies in the medical services and equipment rental business to take advantage of current opportunities in the market place.

PRODUCTS AND SERVICES

   Our technicians deliver equipment and provide technical support to physicians and operating room ("O.R.") personnel as needed. Once our technician is at the customer site, he posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications or documentation required for hospital record-keeping. Our technician sets the physician's requested power settings and maintains a laser safe environment during the surgical procedure. Hospitals and surgery facilities, especially those with fluctuating occupancy levels, find this outsourcing of trained technicians, on an as-needed basis, a cost effective alternative to training and staffing their own personnel. More than 60% of our revenue was generated from the rental of technician supported equipment during each of the last two fiscal years.

   Our lasers encompass the latest technology in CO2, Nd:YAG, Pulse Dye, KTP/YAG, and Holmium YAG models. We have established an excellent working relationship with the leading laser manufacturers and are often the first service company to receive new laser technology in our markets. We are constantly reviewing developments in the medical laser field to stay abreast of the latest technology available.

   We also provide our customers with disposable products and/or attachments that are needed for a given procedure. This applies primarily to laser related rentals requiring laser drapes, masks, fibers, tubing, etc. The customers benefit from this added service since they save the added costs that would be incurred if they had to purchase a large inventory of these disposable products.

   Additionally, we offer a broad spectrum of general medical equipment to the medical market that we serve. Our inventory of equipment includes an extensive selection of devices, serving a broad range of hospital departments and needs, such as adult and infant ventilators, CO2 monitors, defibrillators, feeding pumps, PCA pumps, ECG monitors, infusion pumps, neo-natal monitors, and pulse oximeters.

   Due in part to our varied inventory of equipment, we are usually capable of offering delivery and support of rental items with only a few hours' notice. Mobile laser/surgical services are ordered in advance and re-confirmed with the customer the day before the procedure by the scheduling department.

MARKETING AND SALES

   The principal focus of our business is providing mobile laser/surgical services. Additionally, we are expanding our business of renting medical equipment to hospitals, surgery centers and physicians in their offices. Our sales efforts are supported by a direct sales force which focuses on providing timely service and products to our customers. In addition, we sponsor educational seminars on new laser technology, which are attended by physicians. This allows our direct sales force to introduce new laser technology and procedures to our customer base as soon as new lasers are offered by manufacturers. This method has proven to be successful in developing new business from physicians. We benefit from the physician training which occurs at these educational seminars because the physicians can immediately implement the new laser technology we offer.

   Our sales representatives attend national and regional physician medical seminars and trade shows to present our services and products. We also create markets for our products and services through direct mailing of marketing literature and promotional materials regarding our complete range of laser/surgical services to hospitals, surgery centers and physicians.


MARKETS

   Our principal markets, and percent of revenue from each, during the fiscal years ended October 31, 1998 and 1997 were as follows:


                                               FISCAL 1998     FISCAL 1997
       Mobile laser/surgical services             44%              53%
       Cosmetic mobile laser/surgical services
         (primarily physician office based)        9%               8%
       Medical equipment rentals                  30%              23%
       Disposable and equipment sales             17%              16%


HOSPITAL MOBILE LASER/SURGICAL SERVICES

   We were one of the first companies to provide mobile laser/surgical services to hospitals and surgery centers. The Southern California market has become a mature market place with growth dependent on new procedures and products. This situation does not exist in most other parts of the country, providing us with a growth opportunity in other geographic markets.

   Mobile laser/surgical services, both hospital/surgery center based and physician office based, provide an entry into new geographic markets with multiple strategies. Once a facility is established in a new geographic market, the opportunity exists to use that facility as a dispatch point for equipment rentals and new products.


COSMETIC MOBILE LASER/SURGICAL SERVICES

   The cosmetic laser business is primarily physician office based. This market did not emerge for us until early 1995, and has been characterized by rapid changes in specific techniques as new technology emerges.

   In recent years, skin resurfacing cosmetic laser surgery has shown significant growth. However, price competition is emerging in this market from smaller start up companies. Recent legislation in California and some other states restricting anesthesia in doctors' offices may redirect much of this cosmetic surgery to hospitals and surgery centers, where we have a strong base. As the skin rejuvenation market matures, new markets will be emerging for the treatment of leg veins and the removal of unwanted hair. Because of customer inquiries, we believe that recently developed laser technology for collapsing veins so that they are no longer visible will produce a significant increase in the number of doctors using mobile lasers. In addition, the anticipated introduction to the market of new lasers for unwanted hair removal will add a companion procedure to the vein procedure.

HOSPITAL MEDICAL EQUIPMENT RENTALS

   We entered the hospital equipment rental market in 1974, and maintained that business as our primary source of revenue until the mobile laser/surgical services became predominate in 1987. That transition took place because of competition from national medical rental companies and high demand for the newly developed mobile laser/surgical services.

   The hospital equipment rental market has been reduced to two dominant national companies. The older and smaller of these companies is Universal Hospital Services ("UHS"), which provides medical equipment within the hospital on a fee for use basis. We believe that UHS does not focus on the larger portion of that market which is supplemental equipment rentals. The larger company is Mediq PRN ("Mediq"), which is dominant in the supplemental rental business through contracts with large hospital management companies. We have identified an excellent opportunity to service Mediq's customers on a second call basis (as an alternative supplier to these customers) at reasonable prices.


   We believe that we have a competitive advantage in the market, since we are one of the few companies that provide both mobile laser/surgical services and medical equipment rental. There are a number of synergies among the mobile laser/surgical services and the medical equipment rental business, including:


             Shared facilities
             Shared warehouse and delivery employees
             Shared delivery vehicles
             Complimentary scheduling and booking staff
             Common management
             Shared sales staff at start up

EQUIPMENT AND DISPOSABLE SALES

   We continue to evaluate several lines of disposable medical products to introduce to our customers. As the medical rental market continues to be challenged by smaller competitors we intend to respond by offering new products, as well as remaining competitive on current market pricing. This is a natural progression for us, since we have a large customer base typified by repeat business and ongoing personal contact between our sales representatives and our customers.

   Another source of revenue is the re-marketing of used equipment. As a result of our practice of updating laser and medical rental equipment, we occasionally sell used equipment.

GOVERNMENT REGULATIONS

   The healthcare industry is subject to extensive federal and state regulation. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect our business, operating results or financial condition. We are not currently subject to regulation. However, a court or governmental body could make a determination that our business should be regulated. Our profitability might be negatively impacted if
we had to comply with government regulations.   Furthermore, the manufacturers
of medical equipment utilized by us are subject to extensive regulation by the Food and Drug Administration ("FDA"). Failure of such manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of such medical equipment, which could adversely affect our operating results or financial condition. As consolidation among physician groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom we have not had prior contact. We cannot be certain that we will be able to maintain our physician, payor or manufacturer relationships under such circumstances.

POTENTIAL EXPOSURE TO LIABILITY

   Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. We do not engage in the practice of medicine, nor do we control the practice of medicine by physicians utilizing our services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services we provide to physicians, including actions by our technicians, our establishment of protocols and our training programs, could give rise to liability claims. Although we have not recently been a party to any material litigation, including litigation relating to the practice of medicine, we may become involved in such litigation in the future, and it is possible that a claim or claims arising from such litigation might exceed our insurance coverage. In addition, we may not be able to obtain such insurance coverage in the future. See Item 3 "Legal Proceedings" below.

COMPETITION

   The market for our services is highly competitive. Companies, particularly in the laser surgery industry, compete by price, thereby impacting profit margins. In spite of such competition, we believe that we can compete successfully. We provide surgical laser equipment to hospitals, ambulatory surgery centers and doctors' offices, and are able to build our business on the interrelation of these market segments.

   Our competition for mobile laser surgery equipment rental is primarily from a number of small companies with only a few surgical lasers each. In most cases, these competing companies are founded by technicians who have left doctors' offices or hospitals and sell their services to a limited number of customers.

   Major competitors in the hospital medical equipment rental market include Universal Hospital Services and Mediq PRN. We believe that, as a specialist, we can better satisfy the hospitals' needs for medical rental equipment at satisfactory profit margins. We have no way to know whether we will be able to successfully compete in the marketplace in the future.

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

YEAR 2000 ISSUES

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure of miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Based on a recent assessment, we expect to complete the upgrade of our software in the fourth quarter of fiscal year 1999 so that our computer systems will function properly with respect to dates in the year 2000 and thereafter.
We presently believe that with upgrades the Year 2000 issue will not pose significant operational problems for our computer systems. However, if such conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on our operations.

   We have recently initiated formal communications with all of our significant suppliers and large customers to determine the extent to which our interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, we cannot guarantee that the systems of other companies on which our systems rely will be timely converted and would not have an adverse effect on our systems.

   We will utilize both internal and external resources to upgrade and test our software for Year 2000 modifications. Our total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The total cost of the Year 2000 project has not yet been estimated, but we anticipate that such costs will not be significant. To date, we have not incurred any material costs related to the assessment of, and preliminary efforts on, our Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

EMPLOYEES

   As of October 31, 1998, we employed 97 full time persons, 58 of which were involved in operations activities (most of these were active as field technicians), 17 of which were involved in sales and marketing, and 22 of which were involved in administration and accounting. In addition, we employ 10 part time and occasional employees as technicians to handle overload situations. None of these employees is represented by a union. We believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

   We lease approximately 14,500 square feet of space for our headquarters in Glendale, California on a lease that expires in 2001, for $13,153 per month, with a CPI based rent escalation clause. This lease also provides an option to rent this facility for an additional five years. We also lease about 2,000 square feet of space for our field and sales office in Dublin, California under a lease that expires in 2001, for $2,609 per month, with a CPI based rent escalation clause.

   In addition, we lease field and sales offices in Stockton, CA, Boise, ID, Englewood, CO, Tempe, AZ, Mansfield, TX and Las Vegas, NV. Total combined square footage is 21,200 for approximately $8,700 per month, expiring through 2001.

ITEM 3.  LEGAL PROCEEDINGS.

   In February 1998, we were served with a lawsuit in which we, along with various other parties, were named as a defendant in an action filed on October 29, 1996 in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges injury to the plaintiff in the course of a cosmetic laser procedure performed in November, 1995 for which the plaintiff seeks to hold us responsible. We intend to defend ourselves vigorously against all of the allegations contained in the complaint. We do not believe that the outcome of this litigation will have a material adverse effect on our consolidated financial condition. Due to the early stage of this litigation, and based on the information available to us, we cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on our results of operations in any particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

   Our Common Stock is traded under the symbol "MRMC" in the over-the-counter market through the NASD's electronic OTC Bulletin Board service. The following table sets forth the range of high and low bid prices per share of our Common Stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


                                      ----Bid Prices----
                                        High       Low
 Quarter ended:
   January 31, 1997                  $  2.25    $  1.25
   April 30, 1997                    $  2.00    $  1.25
   July 31, 1997                     $  1.87    $  1.00
   October 31, 1997                  $  1.50    $  0.625

   January 31, 1998                  $  1.375   $  0.625
   April 30, 1998                    $  1.25    $  0.75
   July 31, 1998                     $  1.75    $  0.719
   October 31, 1998                  $  0.984   $  0.25


HOLDERS OF COMMON STOCK

   As of October 31, 1998, the number of holders of record of our Common Stock was 408, excluding approximately 10 accounts in "nominee" or "street" name.

DIVIDENDS

   To date, we have not paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. We anticipate that all earnings, if any, for the foreseeable future will be retained for development of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

   The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.


RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Statements of Income:


                                                                Year ended October 31,
                                                                ----------------------
                                                                   1998      1997
                                                                 --------   --------
Net revenues ...............................................      100.0%    100.0%
Cost of revenues ...........................................       39.8      45.1
Depreciation expense .......................................       12.8      10.7
                                                                  -------   -------
Gross profit ...............................................       47.4      44.2
Selling expenses ...........................................       18.0      18.3
General and administrative expenses ........................       18.0      19.9
                                                                  -------   -------
Operating income ...........................................       11.4       6.0
Interest expense ...........................................        8.9       6.0
                                                                  -------   -------
Income before income taxes .................................        2.5       0.0
Provision for income taxes .................................        1.0       0.0
                                                                  -------   -------
Net income..................................................        1.5%      0.0%
                                                                  -------   -------
                                                                  -------   -------



YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

   Net revenues for the year ended October 31, 1998 were $11.32 million, compared to $8.11 million for the fiscal year ended October 31, 1997, an increase of $3.21 million, or 39.7%. The increase in net revenues is principally due to the results of several acquisitions in the latter half of fiscal year 1997 and the beginning of fiscal year 1998 being included in the operating results for all of fiscal year 1998. Net revenues of $3.32 million were contributed from acquired entities in fiscal 1998 compared to $1.29 million from these entities in fiscal year 1997. In addition, there was an increase in revenues of Physiologic Reps, Inc. (PRI) in the amount of $1,190,000, primarily as a result of increases in: (a) medical equipment rental revenues of $792,000 due to PRI's increased investment in medical rental equipment at the end of fiscal 1997 and the first half of fiscal 1998, (b) revenues for mobile laser/surgical services of approximately $354,000 due to both volume and price increases and (c) other revenues of $44,000.

   Cost of revenues (excluding depreciation expense) for the year ended October 31, 1998 was $4.51 million, or 39.8% of net revenues, compared to $3.65 million, or 45.1% of net revenues, in the prior fiscal year, an increase of $855,000, or 23.4%. The increase in cost of revenues is primarily attributable to (1) cost of revenues from acquired entities of $1.42 million in fiscal year 1998 compared to $790,000 in fiscal year 1997 and (2) an increase in cost of revenues of PRI in the amount of $223,000, due mostly to (a) an increase in volume of mobile laser/surgical services and (b) higher wages paid to technicians during fiscal 1998.

   Depreciation expense included in cost of revenues for the year ended October 31, 1998 was $1,451,000 compared to $869,000 for the prior fiscal year, an increase of $582,000, or 67.0%. The increase in depreciation expense is principally the result of (1) depreciation expense from acquired entities of $499,000 in fiscal 1998 compared to $195,000 in the prior fiscal year and (2) depreciation expense of $278,000 for PRI due mainly to the addition of equipment at the end of fiscal year 1997 and during the first nine months of fiscal year 1998.

   Gross profit for the fiscal year ended October 31, 1998 was $5.37 million, or 47.4% of net revenues, compared to $3.59 million, or 44.2% of net revenues, in the year ended October 31, 1997, an increase of $1.78 million, or 49.6%. The increase in gross profit is primarily attributable to (1) gross profit from acquired entities of $1.39 million in fiscal 1998 compared to gross profit of $305,000 in fiscal year 1997 and (2) gross profit of PRI in the amount of $690,000, due principally to the increases in medical rental and mobile laser/surgical services revenues described previously. The increase in gross profit as a percentage of revenues is primarily attributable to an increase in overall revenues from medical rentals, which generally have higher gross profit margins than revenues from mobile laser/surgical services.

   Selling expenses for the year ended October 31, 1998 increased by $558,000, or 37.6%, from $1.48 million during the prior fiscal year. As a percentage of net revenues, selling expenses decreased to 18.0% in the year ended October 31, 1998, compared to 18.3% in the prior fiscal year. The increase in the amount of selling expense is primarily the result of (1) selling expenses of acquired entities of $540,000 in fiscal 1998 compared to $188,000 of selling expenses in fiscal year 1997 and (2) selling expenses of PRI in the amount of $206,000, primarily as a result of an increase in commissions relating to the overall increase in revenues from medical equipment rentals and mobile laser/surgical services.

   General and administrative ("G&A") expenses increased from $1.61 million in the year ended October 31, 1997 to $2.03 million in the year ended October 31, 1998, an increase of $418,000, or 25.9%. As a percentage of net revenues, such expenses decreased from 19.9% in the prior fiscal year to 18.0% in the current fiscal year. The increase in the amount of general and administrative expense is mainly the result of (1) G&A expenses of acquired entities of $619,000 in fiscal year 1998 compared to $175,000 of G&A expenses in fiscal year 1997 and (2) an increase in G&A expenses in the amount of $73,000 of the parent company, MRM, principally due to an increase in amortization of goodwill and non-compete agreements. These increases were offset in part by a decrease in the G&A expenses of PRI in the amount of $99,000 due to a general effort by PRI management to reduce such expenses.

   During the fourth quarter of fiscal 1998, operating income was $198,000 compared to an operating loss of $123,000 during the final quarter of fiscal year 1997. The loss before taxes during the fourth quarter of fiscal 1998 decreased to $90,000 from a loss of $268,000 during the fourth quarter of fiscal year 1997, principally due to a $53,000 increase in revenues coupled with (1) a decrease in cost of revenue of $237,000, (2) a decrease in selling expenses of $71,000 and (3) a decrease in G&A expenses of $146,000. The revenue increase and expense decreases were offset in part by increases in
(1) depreciation expense of $186,000 and (2) interest expense of $143,000. In general, cost of revenue, selling expenses and G&A expenses decreased due to our efforts in reducing expenses, while depreciation and interest expense increased due to the investments in equipment made at the end of fiscal year 1997 and during the first nine months of fiscal year 1998.

   Operating income was $1.29 million in the year ended October 31, 1998, or 11.4% of net revenues, compared to $489,000 in the year ended October 31, 1997, or 6.0% of net revenues. This increase in operating income of $803,000 from the 1997 fiscal year to the 1998 fiscal year is attributable to the factors previously cited above.

   Interest expense for the year ended October 31, 1998 was $1.01 million, compared to $487,000 in the prior fiscal year, an increase of $525,000, or 107.7%. The increase in interest expense is the result of (1) interest expense of acquired entities of $416,000 in fiscal year 1998 compared to $133,000 in fiscal year 1997 and (2) an increase in interest expense of PRI in the amount of $242,000, principally attributable to an increase in capital lease obligations of PRI relating to medical rental equipment acquired at the end of fiscal year 1997 and during the first nine months of fiscal year 1998.

   Income before income taxes was $280,000 in the year ended October 31, 1998 compared to income before taxes of $2,000 in the year ended October 31, 1997, an increase of $278,000. Income before income taxes, as a percentage of revenues, increased to 2.5% in the year ended October 31, 1998 from 0.0% in the year ended October 31, 1997 as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

   Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, trade payables and the sale of our Common Stock.

   Net cash provided by operating activities during the year ended October 31, 1998 was $2.56 million, which resulted primarily from net income of $170,000 adjusted for (a) depreciation and amortization expense of $1.67 million, (b) an increase in long-term deferred income tax liabilities of $246,000, (c) a loss on sales of assets of $59,000 and (d) a net decrease of approximately $410,000 in working capital items.

   Net cash used for investing activities during the fiscal year ended October 31, 1998 was $719,000, which consisted of (a) $583,000 in capital expenditures,
(b) the payment of $50,000 for non-compete agreements and (c) an increase in deposits and other assets of $132,000, all of which were offset in part by net proceeds from the sales of assets of $46,000.

   During the year ended October 31, 1998, cash used for financing activities totaled $1.76 million, consisting of (a) $216,000 in principal payments on notes payable, (b) $490,000 in principal payments on long-term debt, and (c) $1.33 million in principal payments on capital lease obligations. Such cash used for financing activities was offset in part by (a) $170,000 of borrowings on notes payable and (b) $105,000 of borrowings on long-term debt.

COMMITMENTS

   We had no material commitments for capital expenditures at October 31, 1998. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available from capital lease facilities that we expect to obtain during the year ending October 31, 1999, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months.

   We currently have a term loan with Merrill Lynch. At the present time, we are not in compliance with one of the financial covenants contained in the loan agreement. However, we have obtained a waiver of this covenant through October 31, 1999. We are negotiating with other financing sources to obtain new credit facilities, including a working capital facility. It is our intention to use some of the proceeds from these new credit facilities to repay in full the term loan with Merrill Lynch. We currently expect to complete these new credit facilities within the next six months. However, although we expect to obtain these new credit facilities, we cannot be certain that such credit facilities will be obtained or that, if obtained, such facilities will be in place within the anticipated timeframe. Failure to obtain new credit facilities could have a material adverse effect on our financial position.


ITEM 7.  FINANCIAL STATEMENTS.

   See financial statements included herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

   Not applicable.

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The following table sets forth our officers and directors, and their principal occupations for the past five years, as of October 31, 1998:


NAME                  AGE          CURRENT POSITIONS WITH COMPANY
Allen H. Bonnifield    66          President, CEO, Chairman of the Board and acting
                                     Chief Financial Officer

Gregory Bonnifield     35          Director and President of Physiologic Reps, Inc.

Stephen Coughlin       51          Director and President of Pulse Medical Products, Inc.

Michael Fewer          56          Vice President of Business Development and Secretary

Robert Stuckelman      67          Director

Douglas Hansen         49          Former Chief Financial Officer




   ALLEN H. BONNIFIELD. Mr. Bonnifield is our founder. He has been in the medical equipment field for twenty-nine years. Mr. Bonnifield entered the medical industry in 1968, selling patient monitoring systems to hospitals in Southern California for a major manufacturer. He founded PRI in 1973. Mr. Bonnifield attended schools in Stockton, California and pursued undergraduate studies in engineering at U.C. Berkeley. He has been our President, CEO and Chairman of the Board since our inception. Mr. Bonnifield has also been acting Chief Financial Officer since Mr. Hansen resigned on January 15, 1999.

   GREGORY BONNIFIELD. Mr. Bonnifield attended Delta College, majoring in business administration and communications. He also attended and been awarded training certificates in laser safety in nursing and physician education courses in gynecology, urology, dermatology, orthopedics involving surgical laser procedures. He was appointed to our Board of Directors in 1996, and has served as President of PRI since December, 1997. Prior to joining us in 1987, Mr. Bonnifield was the founder and owner of a sales and service company in Stockton, California. He is the son of Allen Bonnifield.

   STEPHEN COUGHLIN.  Mr. Coughlin was appointed to our Board in March 1997,
when we acquired Pulse Medical Products, Inc. ("Pulse").   Mr. Coughlin was the
owner and founder of Pulse, a Boise, Idaho medical services company that commenced operations in 1991. Previously, he served as Regional Manager for Medirec, a health care services firm.

   MICHAEL FEWER. Mr. Fewer joined us as a Vice President of Operations and Secretary in 1991, and became Vice President of Business Development in December, 1997. Previously he served as Western Divisional (USA) Manager of Graesby Medical, Ltd., an international medical equipment manufacturer specializing in infusion systems and patient monitoring equipment. From 1985 to 1990, he was General Manager of Rigel Medical Electronics (acquired by Graesby Medical, Ltd.), the U.S. manufacturing and sales unit of Rigel, Ltd., a designer and manufacturer of physiologic monitoring systems supplies to U.S. manufacturers on an OEM basis. Mr. Fewer attended the University of Minnesota and majored in history.

   DOUGLAS HANSEN. Mr. Hansen was our Chief Financial Officer until January 15, 1999. Prior to joining the Company in February 1997, Mr. Hansen was Chief Financial Officer of Autec Power Systems, an electronics manufacturer, from 1996 to February 1997. From 1995 to 1996, he served as Controller of Taitron Components, Incorporated, a public electronics component distributor. From 1993 to 1995, he was Chief Financial Officer of ATC, a laser printer manufacturer.

   On January 15, 1999 we accepted the resignation of Mr. Hansen as our chief financial officer. The resignation followed our discovery that in 1995, he had consented, without admitting or denying underlying allegations of the Securities and Exchange Commission ("Commission"), to the entry of (1) and judgment (a) enjoining him from future violations of federal securities laws and (b) ordering him to pay a $50,000 civil penalty, and (2) an order denying him the privilege of appearing or practicing before the Commission. The judgment and order arose out of an action by the Commission against Mr. Hansen in his capacity as chief financial officer of Huntway Partners L.P. The action related to alleged misstatements in Huntway's quarterly financial statements and management's discussion and analysis and to an alleged check-writing scheme in 1992.

   We are currently seeking a new chief financial officer. Mr. Hansen has agreed to provide consulting services to us during the transition period.

   ROBERT STUCKELMAN. Mr. Stuckelman became a director of the Company in July 1996. He was the founder of CompuMed, Inc., and served as its President from 1973 to 1982 and again from 1989 to 1994. He has been a director of CompuMed from its inception to the present time. From 1982 to 1989 and from 1994 to the present time, Mr. Stuckelman has been a business consultant to small companies and large corporations. He has also served on the Board of Directors of Impactor Environmental Products, Inc. from 1995 to the present time. Mr. Stuckelman holds an MSEE from USC and a BEE from Cornell University.

ITEM 10.  EXECUTIVE COMPENSATION

   The information contained in our Proxy Statement to be filed with the Securities and Exchange Commission on or before March 1, 1999 with respect to executive compensation and transactions is hereby incorporated by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information concerning ownership of our Common Stock as of October 31, 1998 by: (a) each of our directors; (b) each person known to us to be the beneficial owner of more than five percent of our Common Stock; and (c) all of our officers and directors as a group:



NAME AND ADDRESS OF BENEFICIAL OWNER      SHARES BENEFICIALLY OWNED(1)    PERCENT OF CLASS
Allen H. Bonnifield(2)(3)(6)                   2,382,792                       29.03

Gregory A. Bonnifield(2)(3)(7)                   345,278                        4.21

Stephen D. Coughlin(4)(8)                        300,800                        3.66

Robert Stuckelman(2)(9)                          126,718                        1.54

Michael Fewer(2)(3)(10)                          167,378                        2.04

P.R.I. Stock Account Trust(5)                  2,403,989                       29.28

All Officers and Directors
 as a group (5 in number)(12)                  3,322,966                       40.48

------------------------


(1) Except as indicated in other footnotes, no effect has been given to the possible issuance of up to 1,131,080 shares issuable upon the exercise of outstanding warrants and 877,854 shares issuable upon the exercise of outstanding options.
(2) The address of each of these persons is 932 Grand Central Avenue, Glendale, California 91201.
(3) Includes shares beneficially owned through the PRI Employee Stock Ownership Trust.
(4)  The address of this individual is 5449 Kendall Street, Boise, Idaho 83706.
(5) The address of the beneficial owner is 3706 Fourteen Mile Drive, Stockton, California 95219. Susan Bonnifield is the beneficiary of the trust. Ms. Bonnifield is the ex-wife of Allen H. Bonnifield and the mother of Gregory
     A. Bonnifield. Both Allen and Gregory Bonnifield disclaim any beneficial interest in these shares.
(6) Includes 2,063,182 shares held in two trusts, each of which Mr. Bonnifield is the beneficiary. Includes 220,800 shares subject to warrants.
(7) Includes 15,000 shares subject to warrants and 161,250 shares subject to options.
(8)  Includes 27,200 shares subject to warrants.
(9) Includes 15,000 shares subject to warrants and 6,700 shares subject to options.
(10) Includes 130,384 shares subject to options.
(11) Includes 293,000 shares subject to warrants and 298,604 shares subject to options owned by five officers and directors.






ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   On January 31, 1997, in connection with a private placement, we issued
86,400 Units to Allen Bonnifield, our Chairman of the Board and Chief Executive Officer, in exchange for a cancellation of our indebtedness owed to him in the amount of $108,000. Each Unit consisted of one share of Common Stock, one Class A warrant to purchase one share of Common Stock at a price of $2.50 per share, and one Class B warrant to purchase one share of Common Stock at a price of $4.00 per share. On April 24, 1997, we issued 116,440 Units in the above-mentioned private placement to Susan Bonnifield, the wife of Allen Bonnifield, in exchange for a cancellation of our indebtedness owed to her in the amount of $145,550. In both of these transactions, the Units were exchanged at a rate of one Unit for each $1.25 of indebtedness forgiven. In addition, in January 1997, Mr. Bonnifield purchased 16,000 Units in the above-mentioned private placement at a price of $1.25 per unit, or an aggregate of $20,000.

   Robert Stuckelman, a member of our Board of Directors, received $44,000 and $48,000 from us in the form of consulting fees during the fiscal years ended October 31, 1998 and 1997, respectively, as a result of having provided business and marketing consulting services to us in connection with prior acquisitions and certain other matters, and we may continue to retain Mr. Stuckelman to render such business and marketing consulting services to us in the future. We believe that the terms of the consulting services provided were no less favorable to us than those that could have been obtained in a comparable transactions with an unrelated party. In addition, in January 1997, Mr. Stuckelman purchased 7,500 Units in the above-mentioned private placement at a price of $1.25 per Unit, or an aggregate of $9,375.

   In January 1997, Gregory Bonnifield, one of our officers and directors, and Michael Fewer, another of our officers, each purchased 7,500 Units in the above-mentioned private placement at a price of $1.25 per unit, or an aggregate of $9,375.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents filed with as part of this report:
                                                                           Page
                                                                          ------
        1. Financial Statements:

             Report of Independent Auditors                                 F-1

             Consolidated Balance Sheet - October 31, 1998                  F-2

             Consolidated Statements of Income - Years Ended October 31,
                  1998 and 1997                                             F-4

              Consolidated Statements of Changes in Shareholders' Equity -
                  Years Ended October 31, 1998 and 1997                     F-5

             Consolidated Statements of Cash Flows - Years Ended
                  October 31, 1998 and 1997                                 F-6

             Notes to Consolidated Financial Statements                     F-7

       2.  Exhibits:



          See Exhibits Index. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

     A Report on Form 8-K was filed with the Securities and Exchange Commission on July 2, 1998 including the audited financial statements of Pulse Medical Products, Inc. for the years ended December 31, 1996 and 1995.

                                      SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Glendale, California on the 16th day of February, 1999.


MEDICAL RESOURCES MANAGEMENT, INC.

By     /s/  Allen H. Bonnifield
      ----------------------------------------------------
       Allen H. Bonnifield, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February, 1999.


         Signature                          Title
         ---------                          ------
By     /s/  Allen H. Bonnifield
      ------------------------------
       Allen H. Bonnifield                  President, CEO and Chief Financial Officer


By     /s/  Gregory Bonnifield
      ------------------------------
       Gregory Bonnifield                   Director and President of
                                            Physiologic Reps, Inc.

By     /s/  Stephen Coughlin
      ------------------------------
       Stephen Coughlin                     Director and President of
                                            Pulse Medical Products, Inc.

By     /s/  Robert Stuckelman
      ------------------------------
       Robert Stuckelman                    Director



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




EXHIBIT     EXHIBIT DESCRIPTION
NUMBER

6.13 Plan and Agreement of Reorganization between the Registrant and Laser Medical, Inc. dated June 27, 1997. (3)

6.14 Plan and Agreement of Reorganization between the Registrant and Med Surg Specialties, Inc. dated June 30, 1997. (3)

6.15 Plan and Agreement of Reorganization between the Registrant and Texas Oxygen Medical Equipment Company dated November 14, 1997. (4)


(1) Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.
(2) Exhibit filed with Registrant's Form 10-QSB for the quarter ended July 31, 1997 and incorporated by reference herein.
(3) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1997 and incorporated by reference herein.
(4) Exhibit filed with Registrant's Form 10-QSB for the quarter ended January 31, 1998 and incorporated by reference herein.

                                          Report of Independent Auditors

Board of Directors and Shareholders
Medical Resources Management, Inc.

We have audited the accompanying consolidated balance sheet of Medical Resources Management, Inc. and subsidiaries as of October 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources Management, Inc. and subsidiaries at October 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

                                                             Ernst & Young LLP

Los Angeles, California
January 22, 1999

               Medical Resources Management, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                October 31, 1998

ASSETS
Current assets:
   Cash and cash equivalents                                         $   141,228
   Accounts receivable, less allowance of $100,000 (NOTE 4)            1,916,159
   Inventories (NOTE 4)                                                  775,735
   Prepaid expenses                                                      186,260
   Income tax receivable                                                  20,843
                                                                     -----------
Total current assets                                                   3,040,225

Property and equipment (NOTES 3 AND 4):

   Rental equipment (NOTE 3)                                          18,949,720
   Transportation equipment                                              878,641
   Office furniture and equipment                                        354,683
   Leasehold improvements                                                 96,024
                                                                     -----------
                                                                      20,279,068

   Less accumulated depreciation                                       8,090,817
                                                                     -----------
Net property and equipment                                            12,188,251

Other assets:
   Intangible assets, net of accumulated amortization of $157,278        626,883
   Deposits and other assets                                             307,332
                                                                     -----------
Total other assets                                                       934,215
                                                                     -----------
Total assets                                                         $16,162,691
                                                                     -----------
                                                                     -----------




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                                October 31, 1998


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   1,332,956
   Accrued expenses                                                      793,514
   Notes payable                                                          10,500
   Current portion of long-term debt (NOTE 4)                            561,710
   Current portion of obligations under capital leases (NOTE 3)        2,365,218
                                                                     -----------
Total current liabilities                                              5,063,898

Long-term debt, net of current portion (NOTE 4)                        1,723,691

Obligations under capital leases, net of current portion (NOTE 3)      4,975,770

Deferred income taxes (NOTE 5)                                         1,194,905

Commitments and contingencies (NOTES 4 AND 9)

Shareholders' equity (NOTE 6):
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares - 7,385,927                            7,386
   Additional paid-in capital                                          1,683,326
   Retained earnings                                                   1,513,715
                                                                     -----------
Total shareholders' equity                                             3,204,427
                                                                     -----------
Total liabilities and shareholders' equity                           $16,162,691
                                                                     -----------
                                                                     -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                Year Ended October 31
                                                                 1998          1997
                                                              -----------   -----------
Net revenue                                                   $11,321,693   $ 8,105,140

Cost of revenue                                                 4,505,034     3,648,910
Depreciation expense                                            1,451,193       868,975
                                                              -----------   -----------
Gross profit                                                    5,365,466     3,587,255

Selling expenses                                                2,040,271     1,482,244
General and administrative expenses                             2,032,788     1,615,612
                                                              -----------   -----------
Operating income                                                1,292,407       489,399

Interest expense                                                1,012,097       487,391
                                                              -----------   -----------
Income before income taxes                                        280,310         2,008
Provision for income taxes (NOTE 5)                               110,485           800
                                                              -----------   -----------
                                                              -----------   -----------

Net income                                                    $   169,825   $     1,208
                                                              -----------   -----------
                                                              -----------   -----------

Net income per common share (basic and diluted)               $       .02   $       .00
                                                              -----------   -----------
                                                              -----------   -----------

Weighted average common shares (basic and diluted)              7,384,502     6,773,302
                                                              -----------   -----------
                                                              -----------   -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                       Common Stock        Additional   Retained
                                  Shares        Amount  Paid-in Capital Earnings       Total
                               ---------------------------------------------------------------
Balance at October 31, 1996      6,100,720   $    6,101   $  233,573   $1,342,682   $1,582,356
   Issuance of stock             1,245,207        1,245    1,405,793           --    1,407,038
   Net income for year                --           --           --          1,208        1,208
                                ----------   ----------   ----------   ----------   ----------
Balance at October 31, 1997      7,345,927        7,346    1,639,366    1,343,890    2,990,602
   Issuance of stock (NOTE 2)       40,000           40       43,960           --       44,000
   Net income for year                --           --           --        169,825      169,825
                                ----------   ----------   ----------   ----------   ----------
Balance at October 31, 1998      7,385,927   $    7,386   $1,683,326   $1,513,715   $3,204,427
                                ----------   ----------   ----------   ----------   ----------
                                ----------   ----------   ----------   ----------   ----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                  Year Ended October 31
                                                                   1998            1997
                                                               -----------      -----------
OPERATING ACTIVITIES
Net income                                                     $   169,825      $   1,208
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization of property and equipment     1,556,842        923,425
     Amortization of intangibles                                   115,267         42,011
     Provision for doubtful accounts                                41,921         (9,463)
     Deferred income taxes                                         246,409        (17,752)
     Loss on sales of assets                                        58,854          1,000
     Changes in operating assets and liabilities:
        Accounts receivable                                        (90,028)      (333,221)
        Inventories                                               (132,808)      (279,267)
        Prepaid expenses                                           (91,882)       (39,890)
        Income tax receivable                                       34,270        (18,859)
        Accounts payable                                           432,820        (96,799)
        Accrued expenses                                           215,442        (61,605)
                                                               -----------    -----------
Net cash provided by operating activities                        2,556,932        110,788

INVESTING ACTIVITIES
Purchases of property and equipment                               (583,179)      (444,150)
Net proceeds from sales of assets                                   46,251           --
Payments for non-compete agreements                                (50,000)      (130,000)
Increase in deposits and other assets                             (131,769)      (157,331)
                                                                -----------    -----------
Net cash used for investing activities                            (718,697)      (731,481)

FINANCING ACTIVITIES
Issuance of common stock                                                --        324,480
Borrowings on notes payable                                        169,887         24,185
Borrowings on long-term debt                                       105,148      1,231,024
Borrowings on capital lease refinancing                                 --      1,185,810
Principal payments on notes payable                               (111,191)      (215,844)
Principal payments on long-term debt                              (664,872)      (490,447)
Principal payments on capital lease obligations                 (1,330,107)    (1,316,869)
                                                               -----------    -----------
Net cash (used for) provided by financing activities            (1,761,363)       672,567

Net increase in cash and cash equivalents                           76,872         51,874
Cash and cash equivalents at beginning of period                    64,356         12,482
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   141,228     $   64,356
                                                               -----------    -----------
                                                               -----------    -----------


SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
   Interest                                                    $       959,086   $  464,253
                                                               ---------------   -----------
                                                               ---------------   -----------
   Taxes                                                       $         2,730   $   40,050
                                                               ---------------   -----------
                                                               ---------------   -----------

Capital lease obligations entered into for equipment           $     2,389,699   $3,089,726
                                                               ---------------   -----------
                                                               ---------------   -----------

Common stock issued for acquired companies                     $        44,000   $  802,634
                                                               ---------------   -----------
                                                               ---------------   -----------

Common stock issued in exchange for forgiveness of debt        $            --   $  253,550
                                                               ---------------   -----------
                                                               ---------------   -----------

Common stock issued for forgiveness of accrued liabilities     $            --   $   26,325
                                                               ---------------   -----------
                                                               ---------------   -----------




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Medical Resources Management, Inc. (MRM or the Company) engages in the business of renting medical equipment, providing associated technical support, and also selling related supplies. Customers of the Company are located throughout much of the western United States. The financial statements include MRM, the holding company, consolidated with all of its wholly owned subsidiaries (see Note 2 for 1998 and 1997 acquisitions). All significant intercompany accounts and transactions have been eliminated.

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

INTANGIBLE ASSETS

Intangible assets consisting of the excess of purchase price over assets acquired and customer lists are being amortized over a period of 12 to 15 years. Payments for non-compete agreements are capitalized and then amortized over the period of the non-compete agreement.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted laws and rates.

               Medical Resources Management, Inc. and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue at the time that the rental service is rendered to the customer, including the providing of technical support.

STOCK-BASED COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue doing so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted SFAS 123 in fiscal year 1997. The Company provides proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense (Note 8).

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

EARNINGS PER SHARE

Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Accounting for Earnings per Share". Basic earnings per share has been computed based on the weighted average number of shares of common stock outstanding. Stock options and warrants for dilutive earnings per share have not been considered because the effect was either not material or antidilutive.

               Medical Resources Management, Inc. and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FINANCIAL STATEMENT PRESENTATION

Certain balances from the October 31, 1997 financial statements have been reclassified to conform to the October 31, 1998 presentation.

NEW ACCOUNTING PRINCIPLES

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the current financial statement disclosures will need to be modified based upon current operations.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 will be effective the first quarter of 2000. The Company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

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

Effective June 30, 1997, the Company acquired 100% of the common stock of Laser Medical, Inc. (Laser Medical). Laser Medical provides mobile laser/surgical services principally in the states of Utah and Colorado. The purchase price was $209,000 consisting of 190,000 shares of MRM's common stock (valued at $1.10 per share). In addition, the Company obtained a non-compete agreement from the principal former shareholder of Laser Medical in consideration for the payment of $80,000 in cash. This transaction was accounted for as a purchase and, accordingly, the results of operations of Laser Medical have been included in the statement of income since July 1, 1997.

Also effective June 30, 1997, the Company acquired 100% of the common stock of Med Surg Specialties, Inc. (Med Surg). The purchase price was $236,134 consisting of 214,667 shares of MRM's common stock (valued at $1.10 per share). Med Surg provides mobile laser/surgical services in the Southern California area. In addition, the Company obtained a non-compete agreement from the principal former shareholder of Med Surg in consideration for the payment of $138,000 in cash ($50,000 at closing, with the balance payable $50,000 in 1998 and $38,000 in 1999). This transaction was accounted for as a purchase and, accordingly, the results of operations of Med Surg have been included in the statement of income since July 1, 1997.

The following is the unaudited proforma summary statement of earnings for the year ended October 31, 1997 of the Company and the acquisitions discussed previously, assuming all were effective on November 1, 1996. The proforma information gives effect to certain adjustments, including primarily the amortization of excess of costs over net assets acquired. This proforma summary does not necessarily reflect the results of operations as they would have been if the Company and the acquisitions had been a single entity during such periods:

        Total revenues                       $    9,887,000
        Total expenses                           10,028,000
                                           -----------------

        Net loss                             $    (141,000)
                                           -----------------
                                           -----------------

        Net loss per common share            $        (.02)
                                           -----------------
                                           -----------------


Effective November 1, 1997, the Company acquired 100% of the common stock of Texas Oxygen Medical Equipment Company (Tomec). Tomec provides biomedical services and medical rental equipment in the state of Texas. The purchase price was $44,000 consisting of 40,000 shares of MRM's common stock (valued at $1.10 per share). The transaction was accounted for as a purchase and, accordingly, the results of operations of Tomec have been included in the statement of income since November 1, 1997.

               Medical Resources Management, Inc. and Subsidiaries

2.    ACQUISITIONS (CONTINUED)

During 1997 and 1998, the Company acquired an approximate 22% equity interest in three separate limited liability companies (LLCs) formed by the Company and certain physicians for and investment by the Company of $17,500, $15,000 and $15,000, respectively. The Company manages the LLCs and provides operations, management and other services to the LLCs. The Company accounts for its interests in the LLCs using the equity method of accounting. In fiscal 1998 the Company has recorded $257,012 in fees relating to management and other services provided to the LLCs covering expenses ncurred by the Company on behalf of the LLCs. Such amount has been recorded as a reduction of cost of revenue. In addition, $13,770 was recorded for the Company's equity interests in the profit of these LLCs during fiscal 1998.

3.    OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain equipment under capital lease obligations which contain purchase options. Cost and accumulated depreciation of equipment under capital leases included in equipment as of October 31, 1998 are as follows:

       Rental equipment                             $  9,276,996
       Less accumulated depreciation                   1,309,380
                                                 ----------------
       Net book value                               $  7,967,616
                                                 ----------------
                                                 ----------------

The following is a schedule by year of future minimum lease payments required under the leases, together with their present value as of October 31, 1998:

       1999                                                                  $    3,397,280
       2000                                                                       2,541,900
       2001                                                                       1,967,450
       2002                                                                       1,075,204
       2003                                                                         398,984
                                                                             ----------------
       Total minimum lease payments                                               9,380,818
       Less amount representing interest                                          2,039,830
                                                                             ----------------
       Present value of minimum lease payments due under capital leases           7,340,988
       Less current portion                                                       2,365,218
                                                                             ----------------
       Obligations under capital leases, net of current portion              $    4,975,770
                                                                             ----------------
                                                                             ----------------

                                                                            F-11

               Medical Resources Management, Inc. and Subsidiaries

4.    LONG-TERM DEBT

Long-term debt consists of the following at October 31, 1998:

       Note payable to a finance company, payable in 60 monthly
         installments of $33,333 plus interest at the 30-day
         commercial paper rate plus 2.70% (7.75% at October 31, 1998), secured by accounts receivable, inventories, equipment and the
         personal guarantee of certain shareholders                       $1,600,000
       Various notes payable in monthly installments totaling $10,350 including interest varying between  9% and 15% per annum,
         collateralized by trucks, vans and automobiles, maturing
         through April 2002                                                  233,236
       Notes payable to a finance company for a line of credit of
         $300,206 maturing April 2001, bearing interest at a rate of
         12% per annum, interest payable monthly, secured by the
         accounts receivable and inventories of Pulse                        300,206
       Other                                                                 151,959
                                                                          ----------
       Total long-term debt                                                2,285,401
       Less current portion                                                  561,710
                                                                          ----------
       Long-term debt, net of current portion                             $1,723,691
                                                                          ----------
                                                                          ----------

Long-term debt matures as follows during the years ending October 31:

        1999                                                              $  561,710
        2000                                                                 523,278
        2001                                                                 786,364
        2002                                                                 393,888
        2003                                                                  20,161
                                                                          ----------
                                                                          $2,285,401
                                                                          ----------
                                                                          ----------


The note payable to a finance company is subject to a net worth covenant as defined. The Company has obtained a waiver of this covenant through October 31, 1999.

               Medical Resources Management, Inc. and Subsidiaries

5.    PROVISION FOR INCOME TAXES

The provisions for income taxes for the years ended October 31, 1998 and 1997 consist of the following:

                                            Year ended October 31, 1998
                                      Current         Deferred         Total
                                  ----------------- -------------- ---------------
            Federal               $            -    $    88,060    $   88,060
            State                          2,680         19,745        22,425
                                  ----------------- -------------- ---------------
                                  $        2,680    $   107,805    $  110,485
                                  ----------------- -------------- ---------------
                                  ----------------- -------------- ---------------
                                            Year ended October 31, 1997
                                      Current         Deferred         Total
                                  ----------------- -------------- ---------------
            Federal               $            -    $   (13,698)   $   (13,698)
            State                            800         13,698         14,498
                                  ----------------- -------------- ---------------
                                  $          800    $         -    $       800
                                  ----------------- -------------- ---------------
                                  ----------------- -------------- ---------------


Significant components of the Company's deferred tax assets and liabilities at October 31, 1998 are as follows:

Deferred tax assets:
    Net operating loss carryforwards           $    648,636
   Allowance for doubtful accounts                   66,383
   Other                                             57,927
                                               -------------
Total deferred assets                               772,946
                                               -------------


Deferred tax liabilities:
   Depreciation                                  (1,961,331)
   Other                                             (6,520)
                                               -------------
Total deferred liabilities                       (1,967,851)
                                               -------------
Net deferred liabilities                       $ (1,194,905)
                                               -------------
                                               -------------

A reconciliation of the provision for income taxes with the amounts obtained by applying the federal statutory tax rate is as follows:


                                            Year ended October 31
                                                1998       1997
                                             --------------------
Income tax based on federal statutory rate   $    95,305   $683
State tax, net of federal tax benefit             14,800    106
Non-deductible expenses and other                    380     11
                                             -----------  ------
                                             $   110,485   $800
                                             -----------  ------
                                             -----------  ------


               Medical Resources Management, Inc. and Subsidiaries

6.    EQUITY

Between November 1, 1996 and March 31, 1997, the Company sold 291,600 Units in a private offering. These Units consisted of 291,600 shares of common stock, as well as 291,600 Class A warrants and 291,600 Class B warrants to purchase, in the aggregate, 583,200 shares of common stock. The Units were sold at $1.25 per Unit, resulting in gross proceeds of $364,500 and net proceeds of $324,480 after expenses. The Class A and Class B warrants have an exercise price of $2.50 and $4.00, respectively, and expire on November 1, 1999. As of October 31, 1998 no such warrants had been exercised.

During March 1997, the Company issued an additional 202,840 Units to certain shareholders (including the principal officer of the Company) in exchange for $253,550 of indebtedness owed to these shareholders. These Units consisted of 202,840 shares of common stock, as well as 202,840 Class A warrants and 202,840 Class B warrants to purchase, in the aggregate, 405,680 shares of common stock. The Units were issued at a rate of one Unit for each $1.25 of shareholder debt forgiven. The Class A and Class B warrants have an exercise price of $2.50 and $4.00, respectively, and expire on November 1, 1999. As of October 31, 1998 no such warrants had been exercised.

In April 1997, in connection with a loan from a finance company, warrants were granted to the finance company to purchase 100,000 shares of common stock at a price of $2.00 per share, exercisable at any time during the six years following the date of the loan.

7.    BENEFIT PLAN

In June 1997, the Company adopted a defined contribution retirement plan (Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees with over one year of service. The Company makes an annual election to provide matching contributions of up to 50% of each participant's deferral up to a maximum of 3% of compensation. The amounts of matching contributions included in expense were $83,758 and $26,468 for the years ended October 31, 1998 and 1997, respectively.

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

In October 1998, the Board of Directors adopted a resolution under which employees with existing options had the choice to surrender all or part of such options and receive new options issued by the Company. In general, the Company agreed to issue two new options for each three options surrendered by an employee, and employees who chose to surrender existing options lost any vesting they previously had with respect to the options surrendered. In connection with this plan, employees surrendered a total of 1,084,000 options (generally at an exercise price of $1.50 per share) and received a total of 724,050 newly issued options at an exercise price of $0.25 per share, which was the fair market price on the day of the grant of the newly issued options.

The following table summarizes stock option activity:

                                                                        Year ended October 31
                                                                1998                             1997
                                                     ----------------------------     ---------------------------
                                                                      Weighted                        Weighted
                                                                      Average                          Average
                                                                      Exercise                        Exercise
                                                        Shares         Price             Shares         Price
                                                     -------------- -------------     -------------- ------------
Outstanding at beginning of year                      1,246,304     $   1.44              424,804    $   1.31
Granted                                                 807,550     $   0.34              874,000    $   1.50
Exercised                                                     -            -                    -           -
Forfeited or cancelled                               (1,176,000)    $   1.38              (52,500)   $   1.50
                                                     -------------- -------------     -------------- ------------
Outstanding at end of year                              877,854     $   0.37            1,246,304    $   1.44
                                                     -------------- -------------     -------------- ------------
                                                     -------------- -------------     -------------- ------------
Options exercisable at year-end                         337,438     $   0.45              149,856    $   1.14
                                                     -------------- -------------     -------------- ------------
                                                     -------------- -------------     -------------- ------------

The weighted average fair value of options granted during the years ended October 31, 1998 and 1997 was $0.34 and $1.34 at October 31, 1998 and 1997,
respectively. The weighted average remaining contractual life of stock options was 9.59 years as of October 31, 1998. The range of prices of outstanding options under the Plan at October 31, 1998 was $0.25 to $2.125.

               Medical Resources Management, Inc. and Subsidiaries

8.     STOCK OPTIONS (CONTINUED)

                                                                               Year ended October 31
                                                                             1998                 1997
                                                                        ---------------       --------------
          Net income as reported                                        $    169,825          $      1,208
                                                                        ---------------       --------------
                                                                        ---------------       --------------
          Proforma net income (loss)                                    $    105,739          $   (173,220)
                                                                        ---------------       --------------
                                                                        ---------------       --------------
          Net income per common share as reported                       $        .02          $        .00
                                                                        ---------------       --------------
                                                                        ---------------       --------------
          Proforma net income (loss) per common share                   $        .01          $       (.02)
                                                                        ---------------       --------------
                                                                        ---------------       --------------

The Company utilized the Black-Scholes method to estimate the fair value of options, which includes the weighted average calculation of the fair value using the following assumptions: (i) a risk-free interest rate of 6%; (ii) an expected life of 8 years; (iii) expected volatility of 1.07; and (iv) no expected dividends.

9.    COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases premises under non-cancelable operating leases expiring in various years through 2001. The lease on the corporate headquarters contains provisions for cost of living increases and certain options to renew for a period of five additional years. Other facilities are on a month to month basis. Future minimum lease payments are as follows during the years ending October 31:

           1999                  $      265,271
           2000                         236,075
           2001                         127,380
           2002                               -
           2003                               -
                                 --------------
                                 $      628,726
                                 --------------
                                 --------------

Rent expense was $296,435 and $218,337 for the years ended October 31, 1998 and 1997, respectively.

In February 1998, the Company was served with a lawsuit in which it, along with various other parties, was named as a defendant in an action filed on October 29, 1996 in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges injury to the plaintiff in the course of a cosmetic laser procedure performed in November 1995 for which the plaintiff seeks to hold the Company responsible. The Company intends to defend itself vigorously against all of the allegations contained in the complaint. The Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated financial condition.

The Company has borrowed money from two principal shareholders, including the principal officer of the Company. The notes payable to shareholders bore interest at rates ranging from 10% to 12% and were subordinated to the notes payable to a finance company. In 1997, amounts owed pursuant to such borrowings were repaid with common stock of the Company (see Note 6).

The Company paid consulting fees to a member of the Board of Directors in the amounts of $44,000 and $48,000 during the fiscal years ended October 31, 1998 and 1997, respectively. This consulting arrangement was terminated effective October 1, 1998.

10.   EMPLOYEE STOCK OWNERSHIP PLAN

On August 7, 1992, the Company formed an employee stock ownership plan (ESOP) for the benefit of all employees meeting certain minimum age and length of service requirements. Contributions are discretionary and are determined annually by the Board of Directors. No contribution was made for either of the years ended October 31, 1998 or 1997.