Form 10QSB
period 1999-01-31
MEDICAL RESOURCES MANAGEMENT INC
filed 1999-03-16
CIK 1039142

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

                 For the quarterly period ended January 31, 1999

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

                        Yes      [ X ]      No       [  ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of March 10, 1999 there were 7,385,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                        Yes      [ X ]      No       [  ]


-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                    PAGE NO.
----                                                                    -------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets - January 31, 1999 (unaudited)
               and October 31, 1998                                        3

          Consolidated Statements of Income - Three Months
               Ended January 31, 1999 and 1998 (unaudited)                 4

          Consolidated Statements of Cash Flows - Three Months
               Ended January 31, 1999 and 1998 (unaudited)                 5

          Notes to Consolidated Financial Statements (unaudited)           6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                10

Item 2.   Changes in Securities                                            10

Item 3.   Defaults upon Senior Securities                                  11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11

          Signatures                                                       12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                            January 31,    October 31,
                                                                                       1999           1998
                                                                                   -------------  ------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                       $    14,682    $   141,228
   Accounts receivable, less allowance of $110,500 at January 31, 1999
            and $100,000 at October 31, 1998                                         2,117,055      1,916,159
   Inventories                                                                         753,560        775,735
   Prepaid expenses                                                                    233,407        186,260
   Income tax receivable                                                                17,173         20,843
                                                                                 -------------   ------------
Total current assets                                                                 3,135,877      3,040,225

Property and equipment:
   Rental equipment                                                                 19,030,185     18,949,720
   Transportation equipment                                                            877,027        878,641
   Office furniture and equipment                                                      359,974        354,683
   Leasehold improvements                                                               96,024         96,024
                                                                                 -------------   ------------
                                                                                    20,363,210     20,279,068
   Less accumulated depreciation                                                     8,505,326      8,090,817
                                                                                 -------------   ------------
Net property and equipment                                                          11,857,884     12,188,251

Other assets:
  Intangible assets, net of accumulated amortization of $186,761 at
      January 31, 1999 and $157,278 at October 31, 1998                                642,399        666,883
  Deposits and other assets                                                            384,190        307,332
                                                                                 -------------   ------------
Total other assets                                                                   1,026,589        974,215
                                                                                 -------------   ------------
Total assets                                                                       $16,020,350    $16,202,691
                                                                                 -------------   ------------
                                                                                 -------------   ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $ 1,489,716    $ 1,372,956
   Accrued expenses                                                                    810,986        793,514
   Notes payable                                                                        70,500         10,500
   Current portion of long-term debt                                                   553,468        561,710
   Current portion of obligations under capital leases                               2,387,795      2,365,218
                                                                                 -------------   ------------
Total current liabilities                                                            5,312,465      5,103,898

Long-term debt, net of current portion                                               1,595,579      1,723,691
Obligations under capital leases, net of current portion                             4,513,734      4,975,770
Deferred income taxes                                                                1,274,600      1,194,905

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares - 7,385,927 at January 31, 1999
            and October 31, 1998                                                         7,386          7,386
   Additional paid-in capital                                                        1,683,326      1,683,326
   Retained earnings                                                                 1,633,260      1,513,715
                                                                                 -------------   ------------
Total shareholders' equity                                                           3,323,972      3,204,427
                                                                                 -------------   ------------
Total liabilities and shareholders' equity                                         $16,020,350    $16,202,691
                                                                                 -------------   ------------
                                                                                 -------------   ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)


                                                           Three Months Ended January 31,
                                                                 1999           1998
                                                           -------------   ------------

Net revenue                                                   $2,867,495     $2,865,131

Cost of revenue                                                1,089,597      1,210,567
Depreciation expense                                             404,576        336,490
                                                           -------------   ------------
Gross profit                                                   1,373,322      1,318,074

Selling expenses                                                 459,566        477,565
General and administrative expenses                              448,749        514,823
                                                           -------------   ------------
Operating income                                                 465,007        325,686


Interest expense                                                 265,767        253,594
                                                           -------------   ------------
Income before income taxes                                       199,240         72,072
Provision for income taxes                                        79,695         27,540
                                                           -------------   ------------
Net income                                                    $  119,545     $   44,552
                                                           -------------   ------------
                                                           -------------   ------------

Net income per common share (basic and diluted)               $    0.016     $    0.006
                                                           -------------   ------------
Weighted average common shares                                 7,385,927      7,380,275
                                                           -------------   ------------
                                                           -------------   ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)



                                                                                   Three Months Ended January 31,
                                                                                        1999          1998
                                                                                  -------------   -------------

                                 OPERATING ACTIVITIES
Net income                                                                           $ 119,545      $  44,552
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization of property and equipment                           414,509        343,081
     Amortization of intangibles                                                        29,484         29,442
     Provision for doubtful accounts                                                    10,500          9,000
     Deferred income taxes                                                              79,695         27,540
     Changes in operating assets and liabilities:
        Accounts receivable                                                           (211,396)      (190,793)
        Inventories                                                                     22,175        (24,760)
        Prepaid expenses                                                               (47,147)       (50,178)
        Income tax receivable                                                            3,670            -
        Accounts payable                                                               116,760        408,207
        Accrued expenses                                                                17,472        (71,597)
                                                                                  ------------    -----------
Net cash provided by operating activities                                              555,267        524,494

                                INVESTING ACTIVITIES
Purchases of property and equipment                                                    (58,132)       (15,607)
Payments for non-compete agreements                                                     (5,000)        (5,625)
Increase in deposits and other assets                                                  (76,858)       (30,155)
                                                                                  ------------    -----------
Net cash used for investing activities                                                (139,990)       (51,387)

                               FINANCING ACTIVITIES
Borrowings on notes payable                                                             60,000         22,901
Principal payments on long-term debt                                                  (136,354)      (118,363)
Payments on notes payable                                                                  -          (25,536)
Principal payments on capital lease obligations                                       (465,469)      (370,742)
                                                                                  ------------    -----------
Net cash used for financing activities                                                (541,823)      (491,740)
                                                                                  ------------    -----------

Net decrease in cash and cash equivalents                                             (126,546)       (18,633)
Cash and cash equivalents at beginning of period                                       141,228         64,356
                                                                                  ------------    -----------
Cash and cash equivalents at end of period                                           $  14,682      $  45,723
                                                                                  ------------    -----------
                                                                                  ------------    -----------
Supplemental information:
Cash paid during the period for:
   Interest                                                                          $ 267,859      $ 277,853
                                                                                  ------------    -----------
                                                                                  ------------    -----------
   Taxes                                                                             $    -         $    -
                                                                                  ------------    -----------
                                                                                  ------------    -----------
Capital lease obligations entered into for equipment                                 $  26,010      $ 418,976
                                                                                  ------------    -----------
                                                                                  ------------    -----------
Common stock issued for acquired companies                                           $    -         $  44,000
                                                                                  ------------    -----------
                                                                                  ------------    -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  January 31, 1999

1. BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended October 31, 1998.

Certain balances from the financial statements for the fiscal year ended October 31, 1998 have been reclassified to conform to the presentation for the current fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements contained in Management's Discussion and Analysis, particularly in the final paragraph of "Liquidity and Capital Resources," and elsewhere in this Report on Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. The forward-looking statements are subject to risks and uncertainties, including the following: (a) changes in levels of competition from current competitors and potential new competition; (b) loss of a significant customer; and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf.

     The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of Income:

                                                            Three Months Ended
                                                                January 31,
                                                           ----------------------
                                                            1999           1998
                                                          -------        -------
Net revenues...... . . . . . . . . . . . . . . . .         100.0%         100.0%
Cost of revenues . . . . . . . . . . . . . . . . .          38.0           42.3
Depreciation expense.. . . . . . . . . . . . . . .          14.1           11.7
                                                         -------        -------
Gross profit . . . . . . . . . . . . . . . . . . .          47.9           46.0
Selling expenses . . . . . . . . . . . . . . . . .          16.0           16.6
General and administrative expenses. . . . . . . .          15.7           18.0
                                                         -------        -------
Operating income.. . . . . . . . . . . . . . . . .          16.2           11.4
Interest expense.. . . . . . . . . . . . . . . . .           9.3            8.9
                                                         -------        -------
Income before income taxes.. . . . . . . . . . . .           6.9            2.5
Provision for income taxes . . . . . . . . . . . .           2.7            0.9
                                                         -------        -------
Net income . . . . . . . . . . . . . . . . . . . .           4.2%           1.6%
                                                         -------        -------
                                                         -------        -------

QUARTER ENDED JANUARY 31, 1999 COMPARED TO QUARTER ENDED JANUARY 31, 1998

     For the quarter ended January 31, 1999, net revenues were $2,868,000, compared to net revenues of $2,865,000 during the quarter ended January 31, 1998, an increase of $3,000, or 0.1%. The increase in net revenues is principally the result of an increase in net revenues from laser surgical services of $118,000, offset by (1) a decrease of $86,000 in medical rental revenues mostly in Southern California as the result of a milder winter during the quarter (in general, more people are hospitalized during cold, wet weather) and (2) a decrease in other revenues of $29,000.

     Cost of revenues (excluding depreciation expense) for the quarter ended January 31, 1999 totaled $1,090,000, a decrease of $121,000 or 10.0%, from cost of revenues for the first quarter of fiscal year 1998. The decrease in cost of revenues is primarily attributable to reductions in personnel and other operating costs since the second quarter of fiscal 1998. Cost of revenues as a percentage of revenues decreased from 42.3% in the first quarter of fiscal year 1998 to 38.0% in the first quarter of fiscal year 1999.

     Depreciation expense for the quarter ended January 31, 1999 was $405,000 compared to $336,000 during the same quarter of fiscal 1998, an increase of $69,000, or 20.5%. This increase in depreciation expense is principally the result of the addition of equipment during fiscal year 1998.

     Gross profit during the quarter ended January 31, 1999 was $1,373,000, compared to gross profit of $1,318,000 during the comparable period of the prior fiscal year, an increase of $55,000, or 4.2%. As a percentage of net revenues, gross profit increased from 46.0% during the first quarter of fiscal 1998 to 47.9% during the quarter ended January 31, 1999. The increase in the amount of gross profit is principally the result of the factors described previously.

     For the quarter ended January 31, 1999, selling expenses were $459,000, compared to selling expenses of $477,000 for the first quarter of fiscal year 1998, a decrease of $18,000, or 3.8%. As a percentage of net revenues, selling expenses decreased from 16.6% in the quarter ended January 31, 1998 to 16.0% in the first quarter of the current fiscal year. The decrease in the amount of selling expense is primarily due to a reduction in sales personnel and related expenses beginning in the second quarter of fiscal year 1998.

     General and administrative ("G&A") expenses decreased to $449,000 in the quarter ended January 31, 1999 from $515,000 in the quarter ended January 31, 1998, a decline of $66,000, or 12.8%. As a percentage of net revenues, G&A expenses decreased from 18.0% in the first quarter of fiscal year 1998 to 15.7% in the first quarter of the current fiscal year. The decrease in the amount of G&A expense is mainly attributable to reductions in certain general expenses beginning in the second quarter of fiscal year 1998.

     Interest expense for the quarter ended January 31, 1999 was $266,000, compared to $254,000 in the first quarter of the prior fiscal year, an increase of $12,000, or 4.7%. The increase in interest expense is the result of an increase in capital lease obligations to fund the addition of equipment during fiscal year 1998.

     Income before income taxes was $199,000 for the quarter ended January 31, 1999, compared to $72,000 for the quarter ended January 31, 1998, an increase of $127,000, or 176.4%. Income before income taxes, as a percentage of revenues, increased to 6.9% in the quarter ended January 31, 1999 from 2.5% in the quarter ended January 31, 1998 as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, trade payables and the sale of our Common Stock.

     During the three months ended January 31, 1999, net cash provided by operating activities was $555,000, which resulted primarily from net income of $119,000 adjusted for (a) depreciation and amortization expense of $444,000, (b) an increase in long-term deferred income tax liabilities of $80,000, all of which were offset in part by a net increase of approximately $88,000 in working capital items.

     Net cash used for investing activities during the three months ended January 31, 1999 was $140,000, which consisted of (a) capital expenditures of $58,000, (b) the payment of $5,000 for non-compete agreements and (c) an increase of $77,000 in deposits and other assets.

     During the three months ended January 31, 1999, cash used for financing activities totaled $542,000, consisting of (a) $136,000 in principal payments on long-term debt and (c) $466,000 in principal payments on capital lease obligations. Such cash used for financing activities was offset in part by $60,000 in borrowings of notes payable.


COMMITMENTS

     We had no material commitments for capital expenditures at January 31, 1999. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available from capital lease facilities that we expect to obtain during the coming 12-month period, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months.

     We currently have a term loan with Merrill Lynch. At the present time, we are not in compliance with one of the financial covenants contained in the loan agreement. However, we have obtained a waiver of this covenant through October 31, 1999. We are negotiating with other financing sources to obtain new credit facilities, including a working capital facility. It is our intention to use some of the proceeds from these new credit facilities to repay in full the term loan with Merrill Lynch. We currently expect to complete these new credit facilities within the next several months. However, although we expect to obtain these new credit facilities, we cannot be certain that such credit facilities will be obtained or that, if obtained, such facilities will be in place within the anticipated timeframe. Failure to obtain new credit facilities could have a material adverse effect on our financial position.

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

     We are continuing formal communications with all of our significant suppliers and large customers to determine the extent to which our interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, we cannot guarantee that the systems of other companies on which our systems rely will be timely converted and would not have an adverse effect on our systems.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

     None.


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


MEDICAL RESOURCES MANAGEMENT, INC.



Date              March 16, 1999

By     /s/  Allen H. Bonnifield
      ------------------------------------------------
       Allen H. Bonnifield, President, CEO and CFO