Form 10QSB
period 1999-04-30
MEDICAL RESOURCES MANAGEMENT INC
filed 1999-06-14
CIK 1039142

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

                                Yes [ X ] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of June 10, 1999 there were 7,406,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                                Yes [ ] No [ X ]

                                TABLE OF CONTENTS

ITEM                                                                              PAGE NO.
----                                                                             --------
PART I.  FINANCIAL INFORMATION

  Item 1.    Consolidated Balance Sheets - April 30, 1999 (unaudited)
                  and October 31, 1998                                               3

             Consolidated Statements of Income - Three Months and Six Months
                  Ended April 30, 1999 and 1998 (unaudited)                          4

             Consolidated Statements of Cash Flows - Six Months
                  Ended April 30, 1999 and 1998 (unaudited)                          5

             Notes to Consolidated Financial Statements (unaudited)                  6

  Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          7

PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                                       12

  Item 2.    Changes in Securities                                                   12

  Item 3.    Defaults upon Senior Securities                                         12

  Item 4.    Submission of Matters to a Vote of Security Holders                     12

  Item 5.    Other Information                                                       12

  Item 6.    Exhibits and Reports on Form 8-K                                        12

             Signatures                                                              13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS                                                April 30,           October 31,
                                                                                       1999                  1998
                                                                                   -----------          ------------
                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                                       $    76,193          $   141,228
   Accounts receivable, less allowance of $99,852 at April 30, 1999
            and $100,000 at October 31, 1998                                         2,204,659            1,916,159
   Inventories                                                                         746,106              775,735
   Prepaid expenses                                                                    214,517              186,260
   Income tax receivable                                                                10,173               20,843
                                                                                   -----------          ------------
Total current assets                                                                 3,251,648            3,040,225

Property and equipment:
   Rental equipment                                                                 19,592,333           18,949,720
   Transportation equipment                                                            901,794              878,641
   Office furniture and equipment                                                      388,565              354,683
   Leasehold improvements                                                               96,024               96,024
                                                                                   -----------          ------------
                                                                                    20,978,666           20,279,068
   Less accumulated depreciation                                                     8,921,835            8,090,817
                                                                                   -----------          ------------
Net property and equipment                                                          12,056,831           12,188,251

Other assets:
  Intangible assets, net of accumulated amortization of $216,245 at
      April 30, 1999 and $157,278 at October 31, 1998                                  627,916              666,883
  Deposits and other assets                                                            465,981              307,332
                                                                                   -----------          ------------
Total other assets                                                                   1,093,897              974,215
                                                                                   -----------          ------------
Total assets                                                                       $16,402,376          $16,202,691
                                                                                   -----------          ------------
                                                                                   -----------          ------------

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                           $   873,144                  $ -
   Accounts payable                                                                    846,157            1,372,956
   Accrued expenses                                                                    563,765              793,514
   Notes payable                                                                        60,000               10,500
   Current portion of long-term debt                                                   645,185              561,710
   Current portion of obligations under capital leases                               2,005,599            2,365,218
                                                                                   -----------          ------------
Total current liabilities                                                            4,993,850            5,103,898

Long-term debt, net of current portion                                               2,601,463            1,723,691
Obligations under capital leases, net of current portion                             4,050,972            4,975,770
Deferred income taxes                                                                1,337,608            1,194,905

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares - 7,385,927 at April 30, 1999
            and October 31, 1998                                                         7,386                7,386
   Additional paid-in capital                                                        1,683,326            1,683,326
   Retained earnings                                                                 1,727,771            1,513,715
                                                                                   -----------          ------------
Total shareholders' equity                                                           3,418,483            3,204,427
                                                                                   -----------          ------------
Total liabilities and shareholders' equity                                         $16,402,376          $16,202,691
                                                                                   -----------          ------------
                                                                                   -----------          ------------


SEE ACCOMPANYING NOTES

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended April 30,            Six Months Ended April 30,
                                                      -----------------------------           ------------------------------
                                                          1999                1998               1999                1998
                                                      ----------          ----------          ----------          ----------
Net revenue                                           $3,282,126          $3,179,144          $6,149,621          $6,044,275

Cost of revenue                                        1,247,679           1,383,030           2,337,276           2,593,597
Depreciation expense                                     406,576             344,029             811,152             680,519
                                                      ----------          ----------          ----------          ----------
Gross profit                                           1,627,871           1,452,085           3,001,193           2,770,159

Selling expenses                                         542,176             518,058           1,001,742             995,623
General and administrative expenses                      572,815             555,490           1,021,564           1,070,313
                                                      ----------          ----------          ----------          ----------
Operating income                                         512,880             378,537             977,887             704,223

Interest expense                                         355,360             200,557             621,127             454,151
                                                      ----------          ----------          ----------          ----------
Income before income taxes                               157,520             177,980             356,760             250,072
Provision for income taxes                                66,009              77,290             142,704             104,830
                                                      ----------          ----------          ----------          ----------

Net income                                            $   91,511          $  100,690          $  214,056          $  145,242
                                                      ----------          ----------          ----------          ----------
                                                      ----------          ----------          ----------          ----------

Net  income  per  common  share  (basic  and diluted) $     0.01          $     0.01          $     0.03          $     0.02
                                                      ----------          ----------          ----------          ----------
Weighted average common shares                         7,385,927           7,385,927           7,385,927           7,383,054
                                                      ----------          ----------          ----------          ----------
                                                      ----------          ----------          ----------          ----------

SEE ACCOMPANYING NOTES

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended April 30,
                                                                      ---------------------------------
                                                                           1999                  1998
                                                                      -----------          ------------

                        OPERATING ACTIVITIES
Net income                                                            $   214,056           $   145,242
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization of property and equipment              831,018               694,753
     Amortization of intangibles                                           58,967                57,831
     Provision for doubtful accounts                                       27,000                 6,000
     Deferred income taxes                                                142,704               251,600
     Loss on sale of assets                                                57,505
     Changes in operating assets and liabilities:
        Accounts receivable                                              (315,500)             (528,135)
        Inventories                                                        29,629               (68,171)
        Prepaid expenses                                                  (28,257)              (45,293)
        Income tax receivable                                              10,670              (196,555)
        Accounts payable                                                 (526,799)              611,124
        Accrued expenses                                                 (229,749)              (39,230)
                                                                      -----------          ------------
Net cash provided by operating activities                                 213,739               946,671

                        INVESTING ACTIVITIES
Purchases of property and equipment                                      (610,588)              (55,570)
Net proceeds from sale of assets                                                -                15,000
Payments for non-compete agreements                                       (20,000)              (21,250)
Increase in deposits and other assets                                    (158,649)              (45,579)
                                                                      -----------          ------------
Net cash used for investing activities                                   (789,237)             (107,399)

                        FINANCING ACTIVITIES
Borrowings on note payable to bank                                        873,144                     -
Borrowings on notes payable                                                60,000               181,582
Borrowings on term loans                                                2,633,391
Principal payments on long-term debt                                   (1,672,144)             (251,926)
Payments on notes payable                                                 (10,500)              (56,816)
Principal payments on capital lease obligations                        (1,373,428)             (750,219)
                                                                      -----------          ------------
Net cash provided by (used for) financing activities                      510,463              (877,379)
                                                                      -----------          ------------

Net decrease in cash and cash equivalents                                 (65,035)              (38,107)
Cash and cash equivalents at beginning of period                          141,228                64,356
                                                                      -----------          ------------
Cash and cash equivalents at end of period                            $    76,193           $    26,249
                                                                      -----------          ------------
                                                                      -----------          ------------

Supplemental information:
Cash paid during the period for:
   Interest                                                           $   770,350           $   450,168
                                                                      -----------          ------------
                                                                      -----------          ------------
   Taxes                                                              $         -           $         -
                                                                      -----------          ------------
                                                                      -----------          ------------
Capital lease obligations entered into for equipment                  $    89,010           $ 1,675,928
                                                                      -----------          ------------
                                                                      -----------          ------------
Common stock issued for acquired companies                            $         -           $    44,000
                                                                      -----------          ------------
                                                                      -----------          ------------

SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 April 30, 1999

1.   BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended October 31, 1998.

Certain balances from the financial statements for the fiscal year ended October 31, 1998 have been reclassified to conform to the presentation for the current fiscal year.


2.   FINANCING

     On March 31, 1999 we entered into an agreement with a bank that provides for a $2 million term loan and a $2 million line of credit. The proceeds from the bank term loan were used to repay in full the existing term loan with Merrill Lynch, as well as for working capital purposes. The bank term loan bears interest at a rate of prime plus 1.25%, with principal due in 60 equal monthly installments commencing in May, 1999. The proceeds from the bank line of credit were used for working capital purposes. This line of credit bears interest at a rate of prime plus 1.00%, with borrowings based upon eligible accounts receivable as defined. The balance outstanding under the line of credit as of April 30, 1999 was $873,144.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of
Income:



                                                  Three Months Ended                 Six Months Ended
                                                       April 30,                         April 30,
                                                -----------------------           ----------------------
                                                 1999             1998             1999             1998
                                                ------           ------           ------           ------
Net revenue                                     100.0%           100.0%           100.0%           100.0%
Cost of revenue                                  38.0             43.5             38.0             42.9
Depreciation expense                             12.4             10.8             13.2             11.3
                                                -----            -----            -----            -----
Gross profit                                     49.6             45.7             48.8             45.8
Selling expenses                                 16.5             16.3             16.3             16.5
General and administrative expenses              17.5             17.5             16.6             17.7
                                                -----            -----            -----            -----
Operating income                                 15.6             11.9             15.9             11.6
Interest expense                                 10.8              6.3             10.1              7.5
                                                -----            -----            -----            -----
Income before income taxes                        4.8              5.6              5.8              4.1
Provision for income taxes                        1.9              2.4              2.3              1.7
                                                -----            -----            -----            -----
Net income                                        2.9%             3.2%             3.5%             2.4%
                                                -----            -----            -----            -----
                                                -----            -----            -----            -----


QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER ENDED APRIL 30, 1998

     For the quarter ended April 30, 1999, net revenue was $3,282,000, compared to net revenue of $3,179,000 during the quarter ended April 30, 1998, an increase of $103,000, or 3.2%. The increase in net revenue is principally the result of (1) an increase in laser surgical services of $26,000, (2) an increase in disposable and equipment revenues of $71,000 and (3) an increase in other revenues of $35,000, all of which were offset in part by a decrease of $29,000 in medical rental revenues mostly as the result of milder weather in Southern California during the quarter (generally, more people are hospitalized during cold, wet weather such as that experienced during the EL NINO storms in late 1997 and early 1998).

     Cost of revenue (excluding depreciation expense) for the quarter ended April 30, 1999 totaled $1,248,000, a decrease of $135,000, or 9.8%, from cost of revenues for the second quarter of fiscal year 1998. The decrease in cost of revenue is primarily attributable to reductions in personnel and other operating costs since the second quarter of fiscal 1998. Cost of revenue as a percentage of revenues decreased from 43.5% in the second quarter of fiscal year 1998 to 38.0% in the second quarter of fiscal year 1999.

     Depreciation expense for the quarter ended April 30, 1999 was $407,000 compared to $344,000 during the same quarter of fiscal 1998, an increase of $63,000, or 18.3%. This increase in depreciation expense is principally the result of the addition of equipment since the second quarter of fiscal year 1998.

     Gross profit during the quarter ended April 30, 1999 was $1,628,000, compared to gross profit of $1,452,000 during the comparable period of the prior fiscal year, an increase of $176,000, or 12.1%. As a percentage of net revenues, gross profit increased from 45.7% during the second quarter of fiscal 1998 to 49.6% during the quarter ended April 30, 1999. The increase in the amount of gross profit is principally the result of the factors described previously.

     For the quarter ended April 30, 1999, selling expenses were $542,000, compared to selling expenses of $518,000 for the second quarter of fiscal year 1998, an increase of $24,000, or 4.6%. As a percentage of net revenues, selling expenses increased slightly from 16.3% in the quarter ended April 30, 1998 to 16.5% in the second quarter of the current fiscal year.

     General and administrative ("G&A") expenses increased to $573,000 in the quarter ended April 30, 1999 from $555,000 in the quarter ended April 30, 1998, an increase of $18,000, or 3.2%. As a percentage of net revenues, G&A expenses remained unchanged at 17.5% during both the quarters ended April 30, 1999 and 1998. The increase in the amount of G&A expense is primarily attributable to an increase of $80,000 in late fees incurred prior to the debt refinancing in the second quarter of fiscal 1999, offset in part by reductions in certain general expenses since the second quarter of fiscal year 1998.

     Interest expense for the quarter ended April 30, 1999 was $355,000, compared to $201,000 in the like quarter of the prior fiscal year, an increase of $154,000, or 76.6%. The increase in interest expense is the result of an increase in debt obligations to fund the addition of equipment since the second quarter of fiscal year 1998.

     Income before income taxes was $158,000 for the quarter ended April 30, 1999, compared to $178,000 for the quarter ended April 30, 1998, a decrease of $20,000, or 11.2%. Income before income taxes, as a percentage of revenues, decreased to 4.8% in the quarter ended April 30, 1999 from 5.6% in the quarter ended April 30, 1998 as a result of the aforementioned factors.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

     For the six months ended April 30, 1999, net revenue was $6,150,000 compared to net revenue of $6,044,000 during the six months ended April 30, 1998, an increase of $106,000, or 1.7%. The increase in net revenue is principally the result of (1) an increase in net revenue from laser surgical services of $67,000 and (2) and increase in disposable and equipment revenue of $154,000, offset in part by a decrease of $115,000 in medical rental revenue mostly as the result of milder weather in Southern California during the first six months of fiscal year 1999 (generally, more people are hospitalized during cold, wet weather such as that experienced during the EL NINO storms in late 1997 and early 1998).

     Cost of revenue (excluding depreciation expense) for the six months ended April 30, 1999 totaled $2,337,000, a decrease of $256,000, or 9.9%, from cost of revenues for the first six months of fiscal year 1998. The decrease in cost of revenue is primarily attributable to reductions in personnel and other operating costs since the second quarter of fiscal 1998. Cost of revenue as a percentage of revenues decreased from 42.9% in the first six months of fiscal year 1998 to 38.0% in the first six months of fiscal year 1999.

     Depreciation expense for the six months ended April 30, 1999 was $811,000 compared to $680,000 during the same period of fiscal 1998, an increase of $131,000, or 19.3%. This increase in depreciation expense is principally the result of the addition of equipment during fiscal year 1998 and the first six months of fiscal year 1999.

     Gross profit during the six months ended April 30, 1999 was $3,001,000, compared to gross profit of $2,770,000 during the comparable period of the prior fiscal year, an increase of $231,000, or 8.3%. As a percentage of net revenues, gross profit increased from 45.8% during the first six months of fiscal 1998 to 48.8% during the six months ended April 30, 1999. The increase in the amount of gross profit is principally the result of the factors described previously.

     For the six months ended April 30, 1999, selling expenses were $1,002,000, compared to selling expenses of $996,000 for the first six months of fiscal year 1998, a decrease of $6,000, or 0.6%. As a percentage of net revenues, selling expenses remained unchanged at 16.5% during both the six months ended April 30, 1999 and 1998.

     General and administrative ("G&A") expenses decreased to $1,022,000 in the six months ended April 30, 1999 from $1,070,000 in the six months ended April 30, 1998, a decline of $48,000, or 4.5%. As a percentage of net revenues, G&A expenses decreased from 17.7% in the first six months of fiscal year 1998 to 16.6% in the comparable six months of the current fiscal year. The decrease in the amount of G&A expense is mainly attributable to reductions in certain general expenses since the second quarter of fiscal year 1998.

     Interest expense for the six months ended April 30, 1999 was $621,000, compared to $454,000 in the first six months of the prior fiscal year, an increase of $167,000, or 36.8%. The increase in interest expense is the result of an increase in debt incurred to fund the acquisition of property and equipment during fiscal 1998 and the first six months of fiscal 1999.

     Income before income taxes was $357,000 for the six months ended April 30, 1999, compared to $250,000 for the six months ended April 30, 1998, an increase of $107,000, or 42.8%. Income before income taxes, as a percentage of revenues, increased to 5.8% in the six months ended April 30, 1999 from 4.1% in the six months ended April 30, 1998 as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, trade payables and the sale of our Common Stock.

     During the six months ended April 30, 1999, net cash provided by operating activities was $214,000, which resulted primarily from net income of $214,000 adjusted for (a) depreciation and amortization expense of $890,000 and (b) an increase in long-term deferred income tax liabilities of $143,000, both of which were offset in total by a net increase of approximately $1,033,000 in working capital items.

     Net cash used for investing activities during the six months ended April 30, 1999 was $789,000, which consisted of (a) capital expenditures of $610,000,
(b) the payment of $20,000 for non-compete agreements and (c) an increase of $159,000 in deposits and other assets.

     During the six months ended April 30, 1999, cash provided by financing activities totaled $510,000, consisting of (a) $827,000 in borrowings on a note payable to a bank, (b) $60,000 in borrowings on other notes payable and (c) $2,633,000 in borrowings on long-term debt, all of which were offset in part by
(d) $11,000 in principal payments on notes payable, (e) $1,672,000 in principal payments on long-term debt and (f) $1,373,000 in principal payments on capital lease obligations.

DEBT REFINANCING

     On March 31, 1999 we entered into an agreement with a bank that provides for a $2 million term loan and a $2 million line of credit. The proceeds from the bank term loan were used to repay in full the existing term loan with Merrill Lynch, as well as for working capital purposes. The bank term loan bears interest at a rate of prime plus 1.25%, with principal due in 60 equal monthly installments commencing in May, 1999. The proceeds from the bank line of credit were used for working capital purposes. This line of credit bears interest at a rate of prime plus 1.00%, with borrowings based upon eligible accounts receivable as defined. The balance outstanding under the line of credit as of April 30, 1999 was $873,144.

COMMITMENTS

     We had no material commitments for capital expenditures at April 30, 1999. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available from a bank working capital facility and from other debt facilities, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months.

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

     Based on an assessment made earlier this fiscal year, we expect to complete the upgrade of our software in the fourth quarter of fiscal year 1999 so that our computer systems will function properly with respect to dates in the year 2000 and thereafter. We presently believe that with upgrades the Year 2000 issue will not pose significant operational problems for our computer systems. However, if such conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on our operations.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In February, 1998, we were served with a lawsuit in which we, along with various other parties, were named as a defendant in an action filed on October 29, 1996 in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges injury to the plaintiff in the course of a cosmetic laser procedure performed in November, 1995 for which the plaintiff seeks to hold us responsible. We intend to defend ourselves vigorously against all of the allegations contained in the complaint. We do not believe that the outcome of this litigation will have a material adverse effect on our consolidated financial condition. Due to the early stage of this litigation, and based on the information available to us at the present time, we cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on our results of operations in any particular period.

ITEM 2.  CHANGES IN SECURITIES.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5.  OTHER INFORMATION.

     None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit
Number            Exhibit Description
--------          --------------------
     None.


(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL RESOURCES MANAGEMENT, INC.



Date          June 14, 1999

By     /s/  Allen H. Bonnifield
      --------------------------------------------
       Allen H. Bonnifield, President, CEO and CFO