Form 10QSB
period 1999-07-31
MEDICAL RESOURCES MANAGEMENT INC
filed 1999-09-14
CIK 1039142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

                                Yes [ X ]    No [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of September 10, 1999 there were 7,406,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                                Yes [ ]       No [ X ]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



ITEM                                                                                         PAGE NO.

PART I.           FINANCIAL INFORMATION

  Item 1.         Consolidated Balance Sheets -- July 31, 1999 (unaudited)
                       and October 31, 1998                                                      3

                  Consolidated Statements of Income -- Three Months and Nine Months
                       Ended July 31, 1999 and 1998 (unaudited)                                  4

                  Consolidated Statements of Cash Flows -- Nine Months
                       Ended July 31, 1999 and 1998 (unaudited)                                  5

                  Notes to Consolidated Financial Statements (unaudited)                         6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                 7

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings                                                             12

  Item 2.         Changes in Securities                                                         12

  Item 3.         Defaults upon Senior Securities                                               12

  Item 4.         Submission of Matters to a Vote of Security Holders                           12

  Item 5.         Other Information                                                             12

  Item 6.         Exhibits and Reports on Form 8-K                                              12

                  Signatures                                                                    13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                               ASSETS                                     July 31,          October 31,
                                                                            1999               1998
                                                                       ---------------     --------------
Current assets:
   Cash and cash equivalents                                            $    71,013         $   141,228
   Accounts receivable, less allowance of $98,481 at July 31, 1999
        and $100,000 at October 31, 1998                                  1,856,587           1,916,159
   Inventories                                                              815,320             775,735
   Prepaid expenses                                                         303,038             186,260
   Income tax receivable                                                          -              20,843
                                                                        -----------         -----------
Total current assets                                                      3,045,958           3,040,225

Property and equipment:
   Rental equipment                                                      19,676,342          18,949,720
   Transportation equipment                                                 919,277             878,641
   Office furniture and equipment                                           425,017             354,683
   Leasehold improvements                                                    96,024              96,024
                                                                        -----------         -----------
                                                                         21,116,660          20,279,068
   Less accumulated depreciation                                          9,358,919           8,090,817
                                                                        -----------         -----------
Net property and equipment                                               11,757,741          12,188,251

Other assets:
  Intangible assets, net of accumulated amortization of $245,728 at
      July 31,1999 and $157,278 at October 31, 1998                         613,433             666,883
  Deposits and other assets                                                 493,752             307,332
                                                                        -----------         -----------
Total other assets                                                        1,107,185             974,215
                                                                        -----------         -----------
Total assets                                                            $15,910,884         $16,202,691
                                                                        ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                 $ 1,002,634         $         -
   Accounts payable                                                         797,914           1,372,956
   Accrued expenses                                                         517,846             793,514
   Notes payable                                                                  -              10,500
   Current portion of long-term debt                                        641,566             561,710
   Current portion of obligations under capital leases                    1,969,511           2,365,218
                                                                        -----------         -----------
Total current liabilities                                                 4,929,471           5,103,898

Long-term debt, net of current portion                                    2,442,815           1,723,691
Obligations under captal leases, net of current portion                   3,595,161           4,975,770
Deferred income taxes                                                     1,408,347           1,194,905

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares -- 100,000,000
      Issued and outstanding shares -- 7,406,927 at July 31, 1999
            and October 31, 1998                                              7,407               7,386
   Additional paid-in capital                                             1,693,805           1,683,326
   Retained earnings                                                      1,833,878           1,513,715
                                                                        -----------         -----------
Total shareholders' equity                                                3,535,090           3,204,427
                                                                        -----------         -----------
Total liabilities and shareholders' equity                              $15,910,884         $16,202,691
                                                                        ===========         ===========


SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                      Three Months Ended July 31,     Nine Months Ended July 31,
                                                          1999            1998           1999          1998
                                                      ------------    ----------     -----------    -----------
Net revenue                                            $3,046,736     $2,706,620     $9,196,357     $8,750,895

Cost of revenue                                         1,090,649        911,260      3,427,925      3,504,857
Depreciation expense                                      427,151        382,430      1,238,303      1,062,949
                                                       ----------     ----------     ----------     ----------
Gross profit                                            1,528,936      1,412,930      4,530,129      4,183,089


Selling expenses                                          598,395        515,415      1,600,137      1,511,038
General and administrative expenses                       447,251        507,011      1,468,815      1,577,324
                                                       ----------     ----------     ----------     ----------
Operating income                                          483,290        390,504      1,461,177      1,094,727


Interest expense                                          306,445        270,364        927,572        724,515
                                                       ----------     ----------     ----------     ----------
Income before income taxes                                176,845        120,140        533,605        370,212
Provision for income taxes                                 70,738         43,255        213,442        148,085
                                                       ----------     ----------     ----------     ----------
Net income                                             $  106,107     $   76,885     $  320,163     $  222,127
                                                       ==========     ==========     ==========     ==========

Net income per common share (basic  and diluted)       $     0.01     $     0.01     $     0.04     $     0.03
                                                       ==========     ==========     ==========     ==========
Weighted average common shares                          7,406,927      7,385,927      7,392,915      7,384,012
                                                       ==========     ==========     ==========     ==========

SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                    Nine Months Ended July 31,
                                                                      1999            1998
                                                                 -----------      -----------
                        OPERATING ACTIVITIES
Net income                                                       $   320,163      $   222,127

Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization of property and equipment       1,268,102        1,082,722
     Amortization of intangibles                                      88,451           88,325
     Provision for doubtful accounts                                  43,500           12,000
     Deferred income taxes                                           213,442          296,630
     Loss on sale of assets                                                -           57,505
     Changes in operating assets and liabilities:
        Accounts receivable                                           16,072         (141,768)
        Inventories                                                  (39,585)         (61,699)
        Prepaid expenses                                            (116,778)        (123,155)
        Income tax receivable                                         20,843         (182,624)
        Accounts payable                                            (564,542)         731,597
        Accrued expenses                                            (275,668)        (212,500)
                                                                 -----------      -----------
Net cash provided by operating activities                            974,000        1,769,160


                        INVESTING ACTIVITIES
Purchases of property and equipment                                 (748,582)        (116,791)
Net proceeds from sale of assets                                           -           15,000
Payments for non-compete agreements                                  (35,000)         (26,875)
Increase in deposits and other assets                               (186,421)        (102,616)
                                                                 -----------      -----------
Net cash used for investing activities                              (970,003)        (231,282)

                        FINANCING ACTIVITIES
Borrowings on note payable to bank                                 1,002,634                -
Borrowings on notes payable                                           60,000          196,150
Borrowings on long-term debt                                       2,633,391           45,042
Principal payments on notes payable                                  (70,500)        (192,866)
Payments on long-term debt                                        (1,834,411)        (425,164)
Principal payments on capital lease obligations                   (1,865,326)      (1,188,263)
                                                                 -----------      -----------
Net cash used for financing activities                               (74,212)      (1,565,101)
                                                                 -----------      -----------

Net decrease in cash and cash equivalents                            (70,215)         (27,223)
Cash and cash equivalents at beginning of period                     141,228           64,356
                                                                 -----------      -----------
Cash and cash equivalents at end of period                       $    71,013      $    37,133
                                                                 ===========      ===========

Supplemental information:
Cash paid during the period for:
   Interest                                                      $ 1,066,595      $   738,866
                                                                 ===========      ===========
   Taxes                                                         $         -      $         -
                                                                 ===========      ===========
Capital lease obligations entered into for equipment             $    89,010      $ 1,892,041
                                                                 ===========      ===========
Common stock issued as compensation                              $    10,500      $         -
                                                                 ===========      ===========
Common stock issued for acquired companies                       $         -      $    44,000
                                                                 ===========      ===========

SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 1999

1.   BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended October 31, 1998.

Certain balances from the financial statements for the fiscal year ended October 31, 1998 have been reclassified to conform to the presentation for the current fiscal year.

2.   FINANCING

     On March 31, 1999 we entered into an agreement with a bank that provides for a $2 million term loan and a $2 million line of credit. The proceeds from the bank term loan were used to repay in full the existing term loan with Merrill Lynch, as well as for working capital purposes. The bank term loan bears interest at a rate of prime plus 1.25%, with principal due in 60 equal monthly installments commencing in May 1999. The proceeds from the bank line of credit were used for working capital purposes. This line of credit bears interest at a rate of prime plus 1.00%, with borrowings based upon eligible accounts receivable as defined. The balance outstanding under the line of credit as of July 31, 1999 was $1,002,634.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of
Income:


                                        Three Months Ended      Nine Months Ended
                                             July 31,              July 31,
                                         -----------------      ----------------
                                          1999       1998       1999       1998
                                        --------    -------    -------   --------
Net revenue .......................       100.0%     100.0%     100.0%     100.0%
Cost of revenue ...................        35.8       33.7       37.3       40.1
Depreciation expense ..............        14.0       14.1       13.4       12.1
                                          -----      -----      -----      -----
Gross profit ......................        50.2       52.2       49.3       47.8
Selling expenses ..................        19.6       19.1       17.4       17.3
General and administrative expenses        14.7       18.7       16.0       18.0
                                          -----      -----      -----      -----
Operating income ..................        15.9       14.4       15.9       12.5
Interest expense ..................        10.1       10.0       10.1        8.3
                                          -----      -----      -----      -----
Income before income taxes ........         5.8        4.4        5.8        4.2
Provision for income taxes ........         2.3        1.6        2.3        1.7
                                          -----      -----      -----      -----
Net income                                  3.5%       2.8%       3.5%       2.5%
                                          =====      =====      =====      =====


QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED JULY 31, 1998

     For the quarter ended July 31, 1999, net revenue was $3,047,000, compared to net revenue of $2,707,000 during the quarter ended July 31, 1998, an increase of $340,000, or 12.6%. The increase in net revenue is principally the result of (1) an increase in laser surgical services of $48,000, (2) an increase in disposable and equipment revenues of $205,000, (3) an increase in medical rental revenues of $54,000 and (4) an increase in other revenues of $33,000.

     Cost of revenue (excluding depreciation expense) for the quarter ended July 31, 1999 totaled $1,091,000, an increase of $180,000, or 19.8%, over cost of revenues for the third quarter of fiscal year 1998. The increase in cost of revenue is primarily attributable to costs associated with the increase in disposables and equipment revenues, offset in part by reductions in personnel and other operating costs since the second quarter of fiscal 1998. Cost of revenue as a percentage of revenues increased from 33.7% in the third quarter of fiscal year 1998 to 35.8% in the comparable quarter of fiscal year 1999.

     Depreciation expense for the quarter ended July 31, 1999 was $427,000 compared to $383,000 during the same quarter of fiscal 1998, an increase of $44,000, or 11.5%. This increase in depreciation expense is principally the result of the addition of equipment since the second quarter of fiscal year 1998.

     Gross profit during the quarter ended July 31, 1999 was $1,529,000, compared to gross profit of $1,413,000 during the comparable period of the prior fiscal year, an increase of $116,000, or 8.2%. However, as a percentage of net revenues, gross profit decreased from 52.2% during the third quarter of fiscal 1998 to 50.2% during the quarter ended July 31, 1999. The increase in the amount of gross profit is principally the result of the factors described previously.

     For the quarter ended July 31, 1999, selling expenses were $598,000, compared to selling expenses of $516,000 for the third quarter of fiscal year 1998, an increase of $82,000, or 15.9%. This increase is primarily due to higher compensation for sales personnel. As a percentage of net revenues, selling expenses increased from 19.1% in the quarter ended July 31, 1998 to 19.6% in the third quarter of the current fiscal year.

     General and administrative ("G&A") expenses decreased to $447,000 in the quarter ended July 31, 1999 from $507,000 in the quarter ended July 31, 1998, a decrease of $60,000, or 11.8%. As a percentage of net revenues, G&A expenses declined to 14.7% in the quarter ended July 31, 1999 from 18.7% during both the quarter ended July 31, 1998. The decrease in the amount of G&A expense is primarily attributable to reductions in certain general expenses since the third quarter of fiscal year 1998.

     Interest expense for the quarter ended July 31, 1999 was $307,000, compared to $270,000 in the like quarter of the prior fiscal year, an increase of $37,000, or 13.7%. The increase in interest expense is the result of an increase in debt obligations to fund the addition of equipment since the third quarter of fiscal year 1998.

     Income before income taxes was $177,000 for the quarter ended July 31, 1999, compared to $120,000 for the quarter ended July 31, 1998, an increase of $57,000, or 47.5%. Income before income taxes, as a percentage of revenues, increased to 5.8% in the quarter ended July 31, 1999 from 4.4% in the quarter ended July 31, 1998 as a result of the aforementioned factors.

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

     For the nine months ended July 31, 1999, net revenue was $9,196,000 compared to net revenue of $8,751,000 during the nine months ended July 31, 1998, an increase of $445,000, or 5.1%. The increase in net revenue is principally the result of (1) an increase in net revenue from laser surgical services of $114,000 and (2) an increase in disposable and equipment revenue of $358,000 and (3) an increase in other revenue of $34,000, all of which were offset in part by a decrease of $61,000 in medical rental revenue mostly as the result of milder weather in Southern California during the first nine months of fiscal year 1999 (generally, more people are hospitalized during cold, wet weather such as that experienced during the EL NINO storms in late 1997 and early 1998).

     Cost of revenue (excluding depreciation expense) for the nine months ended July 31, 1999 totaled $3,428,000, a decrease of $77,000, or 2.2%, from cost of revenues for the first nine months of fiscal year 1998. The decrease in cost of revenue is primarily attributable to reductions in personnel and other operating costs since the second quarter of fiscal 1998. Cost of revenue as a percentage of revenues decreased from 40.1% in the first nine months of fiscal year 1998 to 37.3% in the same period of fiscal year 1999.

     Depreciation expense for the nine months ended July 31, 1999 was $1,238,000 compared to $1,063,000 during the comparable period of fiscal 1998, an increase of $175,000, or 16.5%. This increase in depreciation expense is principally the result of the addition of equipment during fiscal year 1998 and the first nine months of fiscal year 1999.

     Gross profit during the nine months ended July 31, 1999 was $4,530,000, compared to gross profit of $4,183,000 during the like period of the prior fiscal year, an increase of $347,000, or 8.3%. As a percentage of net revenues, gross profit increased from 47.8% during the first nine months of fiscal 1998 to 49.3% during the nine months ended July 31, 1999. The increase in the amount of gross profit is principally the result of the factors described previously.

     For the nine months ended July 31, 1999, selling expenses were $1,600,000, compared to selling expenses of $1,511,000 for the first nine months of fiscal year 1998, an increase of $89,000, or 5.9%. This increase is primarily due to higher compensation for sales personnel. As a percentage of net revenues, selling expenses increased slightly to 17.4% from 17.3% during the nine months ended July 31, 1999 and 1998, respectively.

     General and administrative ("G&A") expenses decreased to $1,469,000 for the nine months ended July 31, 1999 from $1,577,000 for the nine months ended July 31, 1998, a decline of $108,000, or 6.8%. As a percentage of net revenues, G&A expenses decreased from 18.0% in the first nine months of fiscal year 1998 to 16.0% during the comparable period of the current fiscal year. The decrease in the amount of G&A expense is mainly attributable to reductions in certain general expenses since the second quarter of fiscal year 1998.

     Interest expense for the nine months ended July 31, 1999 was $927,000, compared to $725,000 in the like period of the prior fiscal year, an increase of $202,000, or 27.9%. The increase in interest expense is the result of an increase in debt incurred to fund the acquisition of property and equipment during fiscal 1998 and the first nine months of fiscal 1999.

     Income before income taxes was $534,000 for the nine months ended July 31, 1999, compared to $370,000 for the nine months ended July 31, 1998, an increase of $164,000, or 44.3%. Income before income taxes, as a percentage of revenues, increased to 5.9% for the nine months ended July 31, 1999 from 4.2% for the comparable period in fiscal year 1998 as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, trade payables and the sale of our Common Stock.

     During the nine months ended July 31, 1999, net cash provided by operating activities was $974,000, which resulted primarily from net income of $320,000 adjusted for (a) depreciation and amortization expense of $1,357,000 and (b) an increase in long-term deferred income tax liabilities of $213,000, both of which were offset in total by a net increase of approximately $916,000 in working capital items.

     Net cash used for investing activities during the nine months ended July 31, 1999 was $970,000, which consisted of (a) capital expenditures of $749,000, (b) the payment of $35,000 for non-compete agreements and (c) an increase of $186,000 in deposits and other assets.

     During the nine months ended July 31, 1999, cash used for financing activities totaled $74,000, consisting of (a) $71,000 in principal payment on notes payable, (b) $1,834,000 in principal payments on long-term debt and (c) $1,865,000 in principal payments on capital lease obligations, all of which were offset in part by (d) $1,003,000 in borrowings on notes payable to a bank, (e) $60,000 in borrowings on notes payable and (f) $2,633,000 in borrowings on long-term debt.

DEBT REFINANCING

     On March 31, 1999 we entered into an agreement with a bank that provides for a $2 million term loan and a $2 million line of credit. The proceeds from the bank term loan were used to repay in full the existing term loan with Merrill Lynch, as well as for working capital purposes. The bank term loan bears interest at a rate of prime plus 1.25%, with principal due in 60 equal monthly installments commencing in May 1999. The proceeds from the bank line of credit were used for working capital purposes. This line of credit bears interest at a rate of prime plus 1.00%, with borrowings based upon eligible accounts receivable as defined. The balance outstanding under the line of credit as of July 31, 1999 was $1,002,634.

COMMITMENTS

     We had no material commitments for capital expenditures at July 31, 1999. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available from a bank working capital facility and from other debt facilities, as well as possible strategic alternatives such as additional debt or equity offerings, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In February 1998, we were served with a lawsuit in which we, along with various other parties, were named as a defendant in an action filed on October 29, 1996 in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges injury to the plaintiff in the course of a cosmetic laser procedure performed in November 1995 for which the plaintiff seeks to hold us responsible. We intend to defend ourselves vigorously against all of the allegations contained in the complaint. We do not believe that the outcome of this litigation will have a material adverse effect on our consolidated financial condition. Due to the early stage of this litigation, and based on the information available to us at the present time, we cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on our results of operations in any particular period.

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



Date              September 14, 1999

By     /s/  Allen H. Bonnifield
      ----------------------------------------------------
       Allen H. Bonnifield, President, CEO and CFO