Form 10KSB40
period 1999-10-31
MEDICAL RESOURCES MANAGEMENT INC
filed 2000-02-14
CIK 1039142

===============================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for the fiscal year ended October 31, 1999 were $11,728,537.

As of February 9, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the average of the closing bid and asked prices on such date) was approximately $1,172,000.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before February 29, 2000.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Report on Form 10-KSB containing such forward-looking statements include "Description of Business," "Historical Background," "Growth," "Acquisitions," "Products and Services," "Marketing and Sales," "Markets," "Government Regulations," Potential Exposure to Liability", "Competition" and "Transition to Year 2000" under Item 1 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 6 below. Statements in this Form 10-KSB which address activities, events or developments that we expect or anticipate will or may occur in the future, including such topics as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other development and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on our behalf.

     Our operations are subject to factors outside our control. Any one, or a combination, of these factors could materially affect the results of our operations. These factors include: (a) changes in levels of competition from current competitors and potential new competition; (b) loss of some significant customers; and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. Forward-looking statements made by or on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those anticipated results described in these forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and it is possible that the actual results or developments anticipated by us will not be realized or, even if substantially realized, that they will not have the expected consequences to or effects on our business or operations.



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

     Our laser/surgical services focus on two of the most rapidly growing areas of the health care industry: managed care and cosmetic surgery. For managed care, minimally invasive procedures can be performed by physicians at hospitals who rent our laser equipment. The hospitals that are our customers find the investment in the latest laser surgery equipment and trained technicians to be uneconomical. For cosmetic surgery, by renting our equipment, the physicians benefit from having a multitude of different laser technologies available to offer to their patients without the burden of investing a significant amount of money. In both instances, physicians and hospitals receive technical support and expertise which is provided with the equipment, which allows the staff to concentrate on their duties without the additional tasks of running a laser.

     We have approximately 600 active surgical service accounts in California, Arizona, Utah, Colorado and Nevada and experience a high rate of repeat business from the hospitals, surgery centers and doctors that we serve. The market encompasses many disciplines including plastic/cosmetic surgery, dermatology, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, ophthalmology, general surgery, podiatry and dentistry. Equipment is becoming more specialized to the medical procedures involved, and technical training of the physician, regarding the use of equipment, is a significant part of our business.

     Physiologic Reps, Inc. ("PRI") operates as our largest wholly owned subsidiary. Throughout this document, we are referencing our business, and our subsidiaries, including PRI, in the historical context. We are headquartered at 932 Grand Central Ave., Glendale, California.

HISTORICAL BACKGROUND

     Our largest wholly owned operating subsidiary, PRI, was incorporated in California in 1973 and moved to its present headquarters building in 1994, located in Glendale, California. PRI also has sales and service offices in Stockton, CA, Dublin, CA and Phoenix, AZ. PRI produced approximately 75% and 73% our consolidated revenues during the fiscal years ended October 31, 1999 and 1998, respectively.

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

     During the past few years, revenue from our mobile laser/surgical services business has exceeded revenue from our medical equipment rental business. However, we have a large array of general medical equipment which we rent, primarily to hospitals, and have acquired substantial additional general medical equipment since fiscal 1997. Our inventory of medical equipment includes an extensive variety of medical devices, serving a broad range of hospital departments or needs. This wide array of medical rental equipment, delivered to customers on very short notice, was our primary business until about 1987, when we developed the mobile surgical laser business. During fiscal 1997, we began to renew our emphasis on the rental of general medical equipment.

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

     Also on June 30, 1997, we acquired 100% of the issued and outstanding capital stock of Med Surg Specialties, Inc. ("Med Surg"), located in Brea, CA, in exchange for 214,667 shares of our common stock. As a result, Med Surg became our wholly owned subsidiary. In addition, we obtained a non-compete agreement from the principal former shareholder of Med Surg in consideration of the payment of $138,000 in cash ($50,000 in July 1997, with the balance paid $50,000 in fiscal year 1998 and $38,000 in fiscal year 1999). Med Surg makes mobile laser/surgical services available to hospitals, out patient surgery centers, and physician's offices. Med Surg's operations, which were conducted primarily in the Southern California area, were absorbed into PRI at the time of the acquisition.

     Effective November 1, 1997, we acquired 100% of the issued and outstanding capital stock of Texas Oxygen Medical Equipment Company ("Tomec"), headquartered in Mansfield, TX, in exchange for 40,000 shares of our own common stock. As a result, Tomec became our wholly owned subsidiary. Tomec rents medical equipment and provides biomedical services. Tomec conducts its business in Texas, and has continued to operate as our wholly owned subsidiary, with its headquarters remaining in Mansfield, TX.

     We intend to selectively continue the pursuit of our strategic plan of acquiring other companies in the medical services and equipment rental business to take advantage of current opportunities in the market place.

PRODUCTS AND SERVICES

     Our technicians deliver equipment and provide technical support to physicians and operating room ("O.R.") personnel as needed. Once our technician is at the customer site, he posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications or documentation required for hospital record-keeping. Our technician sets the physician's requested power settings and maintains a laser safe environment during the surgical procedure. Hospitals and surgery facilities, especially those with fluctuating occupancy levels, find this outsourcing of trained technicians, on an as-needed basis, a cost effective alternative to training and staffing their own personnel. More than 60% of our revenue was generated from the rental of technician supported equipment (including related disposable sales) during each of the last two fiscal years.

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

MARKETS

     Our principal markets, and percent of revenue from each, during the fiscal years ended October 31, 1999 and 1998 were as follows:

                                                                       FISCAL 1999      FISCAL 1998
         Mobile laser/surgical services                                      44%             44%
         Cosmetic mobile laser/surgical services
           (primarily physician office based)                                11%              9%
         Medical equipment rentals                                           29%             30%
         Disposable and equipment sales                                      14%             14%
         Biomedical services and other revenues                               2%              3%


HOSPITAL MOBILE LASER/SURGICAL SERVICES

     The Southern California market is a mature market place and growth is dependent on new procedures and products. This situation does not exist in some other parts of the country, providing us with a growth opportunity in other geographic markets.

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

     In recent years, skin resurfacing cosmetic laser surgery has shown significant growth. However, price competition is emerging in this market from smaller start up companies. In the past few years, legislation in California and some other states restricting anesthesia in doctors' offices has redirected some of this cosmetic surgery to hospitals and surgery centers, where we have a strong base. As the skin rejuvenation market matures, new markets will be emerging for the treatment of leg veins and the removal of unwanted hair. Because of customer inquiries, we believe that recently developed laser technology for collapsing veins so that they are no longer visible will produce a significant increase in the number of doctors using mobile lasers. In addition, the anticipated introduction to the market of new lasers for unwanted hair removal will add a companion procedure to the vein procedure.

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

TRANSITION TO YEAR 2000

     We did not experience any interruption to our business as a result of the transition to January 1, 2000, and we are not aware of any Year 2000 related problems associated with our internal systems or software, or with the software and systems of our customers or suppliers. Costs incurred related to our assessment and modification of our internal systems and software were less than $15,000.

     We expect most material Year 2000 compliance problems to have arisen on or immediately after January 1, 2000, but cannot assure you that problems will not emerge throughout the course of the year 2000 or even beyond. We intend to maintain our efforts relating to internal Year 2000 compliance. However, we do not anticipate any significant future costs with respect to this issue.

EMPLOYEES

     As of October 31, 1999, we employed 98 full time persons, 57 of whom were involved in operations activities (most of these were active as field technicians), 22 of whom were involved in sales and marketing, and 19 of whom were involved in administration and accounting. In addition, we employ 13 part time and occasional employees as technicians to handle overload situations. None of these employees is represented by a union. We believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

     We lease approximately 14,500 square feet of space for our headquarters in Glendale, California on a lease that expires in 2001, for $10,880 per month, with a CPI based rent escalation clause. This lease also provides an option to rent this facility for an additional five years. We also lease about 2,000 square feet of space for our field and sales office in Dublin, California under a lease that expires in 2001, for $2,740 per month, with a CPI based rent escalation clause.

     In addition, we lease field and sales offices in Stockton, CA, Boise, ID, Englewood, CO, Phoenix, AZ, Mansfield, TX and Las Vegas, NV. Total combined square footage is 21,200 for approximately $8,500 per month, expiring through 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     Plaintiffs Hollace Panzer and Steven Panzer (collectively, "Plaintiffs") filed their original Complaint alleging causes of action for negligence and lost consortium on October 26, 1996. The Complaint generally alleged that Ms. Panzer suffered personal injury on November 2, 1995 as a result of a laser facial resurfacing procedure. The Complaint further alleged that, as a result of Ms. Panzer's injuries, Steven Panzer (Ms. Panzer's husband) lost consortium.

     In early 1998, Plaintiffs amended their Complaint to name as defendants Medical Resources Management, Inc. ("MRM"), Med Surg Specialties, Inc. ("MSS") and Physiologic Reps, Inc. ("PRI"). It is alleged that MRM, MSS and PRI were responsible for renting the laser used in the facial resurfacing procedure. Both MSS and PRI are wholly owned subsidiaries of MRM. However, PRI's defense was assumed by its insurance carrier.

     MRM and MSS answered Plaintiff's Complaint on July 27, 1998 and also asserted cross-claims for indemnity against defendants Allan Wirtzer, Sharplan Lasers, Inc. Sun Medical, Inc. and Stephen P. Grifka. With the exception of Grifka, all cross-defendants have answered MRM's and MSS' Cross-Complaints. Michael Fewer, Vice President of PRI, personally negotiated a settlement with Grifka whereby PRI agreed to purchase the laser and dismiss MRM's and MSS' claims against Grifka without prejudice. Sharplan has cross-complained for equitable indemnity against MRM, MSS, Wirtzer, Grifka and Sun. In addition, Plaintiffs have asserted claims against Grifka, Sharplan and Sun. Plaintiffs eventually agreed to dismiss Grifka and PRI from the case.

     Thereafter, the remaining parties conducted discovery. An eventual settlement was reached whereby MRM was dismissed from the case by Plaintiffs. In addition, for evidentiary purposes, it was agreed that MSS would bring a motion for summary judgment in which Sun and Sharplan would join. Plaintiffs agreed not to oppose this motion. The motion was filed and the superior court granted summary judgment in favor of MSS and Sun and against Plaintiffs on November 8, 1999, and in favor of Sharplan and against the Plaintiffs on December 7, 1999. We are presently awaiting the signed documents from the Court. Once the Court provides us with those documents, the cross-complaints asserted by MSS, MRM and Sharplan will be dismissed by agreement of the parties.

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

                                                             Bid Prices
                                                       ------------------------
                                                          High         Low
                                                          ----         ---
          Quarter ended:

            January 31, 1998                           $  1.375     $   0.625
            April 30, 1998                             $  1.250     $   0.750
            July 31, 1998                              $  1.750     $   0.719
            October 31, 1998                           $  0.984     $   0.250

            January 31, 1999                           $  0.531     $   0.125
            April 30, 1999                             $  0.531     $   0.125
            July 31, 1999                              $  2.063     $   0.125
            October 31, 1999                           $  1.000     $   0.250

HOLDERS OF COMMON STOCK

     As of October 31, 1999, the number of holders of record of our Common Stock was 390, excluding approximately 15 accounts in "nominee" or "street" name.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Statements of Income:

                                                                               Year ended October
                                                                                        31,
                                                                              ---------------------
                                                                                1999          1998
                                                                              --------      -------
Net revenue ................................................................    100.0%        100.0%
Cost of revenue ............................................................     36.5          41.1
Depreciation expense .......................................................     14.4          12.6
                                                                                -----         -----
Gross profit ...............................................................     49.1          46.3
Selling expenses ...........................................................     18.8          17.7
General and administrative expenses ........................................     19.3          17.6
                                                                                -----         -----
Operating income ...........................................................     11.0          11.1
Interest expense ...........................................................     10.4           8.7
                                                                                -----         -----
Income before income taxes .................................................      0.6           2.4
Provision for income taxes .................................................      0.2           1.0
                                                                                -----         -----
Net income .................................................................      0.4%          1.4%
                                                                                =====         =====


YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

     For the year ended October 31, 1999, net revenue was $11.73 million, compared to $11.58 million for the fiscal year ended October 31, 1998, an increase of $150,000, or 1.3%. The increase in net revenue is principally due to
(1) an increase in laser surgical services of $226,000 and (2) an increase in disposable and equipment sales of $129,000, both of which increases were offset in part by (3) a decrease in biomedical service revenue of $108,000, (4) a decrease in other revenue of $26,000 and (5) a decrease of $71,000 in medical rental revenue, mostly as a result of milder weather in Southern California during fiscal year 1999 (in general, more people are hospitalized during cold, wet weather such as that experienced during the EL NINO storms in late 1997 and early 1998).

     Cost of revenue (excluding depreciation expense) for the year ended October 31, 1999 totaled $4.28 million, or 36.5% of net revenue, compared to $4.76 million, or 41.1% of net revenue, in the prior fiscal year, a decrease of $485,000, or 10.2%. The decrease in cost of revenue is chiefly attributable to
(1) reductions in personnel and other operating costs since the second quarter of fiscal year 1998 and (2) the reclassification of certain employees from operations to sales in fiscal year 1999, both of which were offset in part by costs associated with the increase in disposable and equipment sales.

     Depreciation expense directly attributable to net revenue for the year ended October 31, 1999 was $1.70 million compared to $1.45 million for fiscal year 1998, an increase of $245,000, or 16.9%. This increase in depreciation expense is primarily the result of the addition of equipment during the latter part of fiscal year 1998 and the first nine months of fiscal year 1999.

     Gross profit for the fiscal year ended October 31, 1999 was $5.76 million, or 49.1% of net revenue, compared to $5.37 million, or 46.3% of net revenue, in the year ended October 31, 1998, an increase of $390,000, or 7.3%. The increase in gross profit is mainly the result of the factors described previously.

     For the year ended October 31, 1999, selling expenses were $2.20 million, compared to selling expenses of $2.04 million for the prior fiscal year, an increase of $164,000, or 8.0%. This increase is primarily due to higher compensation for sales personnel and to the reclassification of certain employees from operations to sales. As a percentage of net revenue, selling expenses increased to 18.8% in the year ended October 31, 1999, compared to 17.7% in the prior fiscal year.

     General and administrative ("G&A") expenses totaled $2.26 million for the year ended October 31, 1999, compared to $2.03 million in the year ended October 31, 1998, an increase of $230,000, or 11.3%. As a percentage of net revenue, G&A expenses increased from 17.6% in the fiscal year 1998 to 19.3% in the fiscal year 1999. The increase in the amount of G&A expense is chiefly attributable to (1) a write-off of software development costs in fiscal year 1999 in the amount of $107,000 for an abandoned project, (2) an increase of $44,000 in expenses relating to the effort to refinance debt during fiscal year 1999, (3) certain professional fees in the amount of $66,000 relating to consulting services and (4) the write-off of certain investments in non-affiliates in fiscal 1999 in the amount of $38,000, all of which increases were offset in part by an overall decrease in other G&A expenses in the amount of $25,000.

     Operating income for fiscal year 1999 was $1.29 million, or 11.0% of net revenue, compared to $1.29 million in the year ended October 31, 1998, or 11.1% of net revenue. This lack of change in operating income in fiscal year 1999 from fiscal year 1998 is attributable to the factors previously cited herein.

     For the year ended October 31, 1999, interest expense totaled $1.22 million, compared to $1.01 million in the prior fiscal year, an increase of $205,000, or 20.3%. This increase in interest expense is principally attributable to an increase in debt incurred to fund the acquisition of property and equipment during the latter part of fiscal year 1998 and the first nine months of fiscal year 1999.

     Income before income taxes was $71,000 for the year ended October 31, 1999, compared to $280,000 in the year ended October 31, 1998, a decrease of $209,000, or 74.6%. Income before income taxes, as a percentage of revenues, decreased from 2.4% in the year ended October 31, 1998 to 0.6% in the year ended October 31, 1999 as a result of all of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, leasing arrangements, trade payables and the sale of our Common Stock.

     During the year ended October 31, 1999, net cash provided by operating activities was $1.61 million, which resulted principally from net income of $43,000 adjusted for (a) depreciation and amortization expense of $1.88 million,
(b) a provision for doubtful accounts of $76,000 and (c) an increase in long-term deferred income tax liabilities of $25,000, all of which were offset in part by a net increase of approximately $412,000 in working capital items.

     Net cash used in investing activities during the fiscal year ended October 31, 1999 totaled $1.44 million, which was comprised of (a) capital expenditures in the amount of $1.37 million, (b) an increase in other assets of $54,000 and
(c) the payment of $38,000 for non-compete agreements, all of which were offset in part by net proceeds from the sales of assets of $27,000.

     Cash used in financing activities during the year ended October 31, 1999 was $267,000, consisting of (a) $60,000 in principal payments on notes payable,
(b) $2.00 million in principal payments on long-term debt and (c) $2.21 million in principal payments on capital lease obligations, all of which were offset in part by (d) $1.04 million of borrowings on notes payable to a bank, (e) $60,000 in borrowings on notes payable and (b) $2.90 million of borrowings on long-term debt.

     On March 31, 1999 we entered into an agreement with a bank that provides for a $2 million term loan (Bank Term Loan) and a $2 million line of credit (Bank Line of Credit). The proceeds from the Bank Term Loan were used to repay in full the then-existing term loan with Merrill Lynch, as well as for working capital purposes, including payment of past-due lease payments. The Bank Term Loan bears interest at a rate of prime plus 1.25%, with principal due in 60 equal monthly installments commencing in May 1999. The balance on the Bank Term Loan as of October 31, 1999 was $1.8 million.

     The proceeds from the Bank Line of Credit were used for working capital purposes. This Bank Line of Credit bears interest at a rate of prime plus 1.00%, with borrowings based upon eligible accounts receivable as defined. The balance outstanding under the Bank Line of Credit as of October 31, 1999 was $1.04 million.

     The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require the Company to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. As of October 31, 1999, the Company was not in compliance with certain financial covenants of the Bank Line of Credit and Bank Term Loan. The lender waived the covenant violations.

     We had no material commitments for capital expenditures at October 31, 1999. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available from debt facilities, as well as possible strategic alternatives such as additional debt or equity offerings, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS.

      See financial statements included herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained in our Proxy Statement to be filed with the Securities and Exchange Commission on or before February 28, 2000 with respect to directors, officers, promoters and control persons is hereby incorporated by reference in response to this item.

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained in our Proxy Statement to be filed with the Securities and Exchange Commission on or before February 28, 2000 with respect to executive compensation and transactions is hereby incorporated by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in our Proxy Statement to be filed with the Securities and Exchange Commission on or before February 28, 2000 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Robert Stuckelman, a member of our Board of Directors, received $44,000 from us in the form of consulting fees during the fiscal year ended October 31, 1998 as a result of having provided business and marketing consulting services to us in connection with prior acquisitions and certain other matters, and we may continue to retain Mr. Stuckelman to render such business and marketing consulting services to us in the future. We believe that the terms of the consulting services provided were no less favorable to us than those that could have been obtained in a comparable transactions with an unrelated party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents filed herewith as part of this report:

                                                                    PAGE
                                                                    ----
     1. Financial Statements:

          Report of Independent Auditors                             F-1

          Consolidated Balance Sheet - October 31, 1999              F-2

          Consolidated Statements of Income - Years Ended
               October 31, 1999 and 1998                             F-4

          Consolidated Statements of Shareholders' Equity -

               Years Ended October 31, 1999 and 1998                 F-5

          Consolidated Statements of Cash Flows - Years Ended
               October 31, 1999 and 1998                             F-6

          Notes to Consolidated Financial Statements                 F-7

       2.  Exhibits:

                  See Exhibits Index. The exhibits listed in the accompanying
           Exhibit Index are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Glendale, California on the 14th day of February, 2000.

MEDICAL RESOURCES MANAGEMENT, INC.

By     /s/  Richard A. Whitman
      ----------------------------------------------------
       Richard A. Whitman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February, 2000.

         SIGNATURE                                  TITLE
        ----------                                 -------

By     /s/  Richard A. Whitman
      ----------------------------------------
       Richard A. Whitman                           President and CEO

By     /s/  Allen H. Bonnifield
      ----------------------------------------
       Allen H. Bonnifield                          Chairman and Chief
                                                    Financial Officer

By     /s/  Gregory Bonnifield
      ----------------------------------------
       Gregory Bonnifield                           Director and President of
                                                    Physiologic Reps, Inc.

By     /s/  Donald G. Petrie
      ----------------------------------------
       Donald G. Petrie                             Director

                                 EXHIBITS INDEX

EXHIBIT           EXHIBIT DESCRIPTION
NUMBER

3.1               Articles of Incorporation and Amendments thereto. (1)

3.2               By-Laws of the Registrant. (1)

10.1 Copy of a Warrant Agreement and Warrant issued between November 1996 and March 1997 to investors in the Registrant's Private Placement. (1)

10.2              Registrant's 1996 Stock Incentive Plan. (1)

10.3 Equipment Note Loan and Security Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)

10.4 Collateral Note No. 1 dated April 28, 1997 between the Registrant and LINC Capital, Inc. (1)

10.5 Lease Modification Agreement dated April 24, 1997 between Pulse Medical Products, Inc. and LINC Capital Management, a division of LINC Capital, Inc. (1)

10.6 Warrant Purchase Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)

10.7 Warrant to Purchase Shares of Common Stock dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)

10.8 Amendment to Warrant Agreement - Class A Redeemable Warrant, dated September 26, 1999. (5)

10.9 Amendment to Warrant Agreement - Class B Redeemable Warrant, dated September 26, 1999. (5)

10.10 Loan Agreement dated March 30, 1999 between Physiologic Reps and Santa Monica Bank. (5)

10.11 Promissory Note dated March 30, 1999 between Physiologic Reps and Santa Monica Bank (Line of Credit). (5)

10.12 Promissory Note dated March 30,1999 between Physiologic Reps and Santa Monica Bank (Term Loan). (5)

27.0              Financial Data Schedule.  (5)


(1) Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.
(2) Exhibit filed with Registrant's Form 10-QSB for the quarter ended July 31, 1997 and incorporated by reference herein.
(3) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1997 and incorporated by reference herein.
(4) Exhibit filed with Registrant's Form 10-QSB for the quarter ended January 31, 1998 and incorporated by reference herein.
(5)  Exhibit filed herewith.

                         Report of Independent Auditors

Board of Directors and Shareholders
Medical Resources Management, Inc.

We have audited the accompanying consolidated balance sheet of Medical Resources Management, Inc. and subsidiaries as of October 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources Management, Inc. and subsidiaries at October 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                               Ernst & Young LLP

Los Angeles, California
January 20, 2000

               Medical Resources Management, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                October 31, 1999


ASSETS
Current assets:
   Cash and cash equivalents                                             $    45,332
   Accounts receivable, less allowance of $90,000                          1,638,277
   Inventories                                                               820,614
   Prepaid expenses                                                          151,886
                                                                        ----------------
Total current assets                                                       2,656,109


Property and equipment:
   Rental equipment                                                       20,306,387
   Transportation equipment                                                  907,391
   Office furniture and equipment                                            423,569
   Leasehold improvements                                                     94,323
                                                                        ----------------
                                                                          21,731,670

   Less accumulated depreciation and amortization                          9,772,733
                                                                        ----------------
Net property and equipment                                                11,958,937


Other assets:
   Intangible assets, net of accumulated amortization of $298,737            586,949
   Deposits and other assets                                                 338,214
                                                                        ----------------
Total other assets                                                           925,163
                                                                        ----------------
Total assets                                                             $15,540,209
                                                                        ================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                                October 31, 1999


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   892,591
   Accrued expenses                                                          652,085
   Note payable to a bank                                                  1,042,634
   Current portion of long-term debt                                         737,785
   Current portion of obligations under capital leases                     2,225,543
                                                                     ----------------
Total current liabilities                                                  5,550,638


Long-term debt, net of current portion                                     2,449,617


Obligations under capital leases, net of current portion                   3,062,175


Deferred income taxes                                                      1,220,016


Commitments


Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares - 7,406,927                                7,407
   Additional paid-in capital                                              1,693,805
   Retained earnings                                                       1,556,551
                                                                     ----------------
Total shareholders' equity                                                 3,257,763
                                                                     ----------------
Total liabilities and shareholders' equity                               $15,540,209
                                                                     ================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                          YEAR ENDED OCTOBER 31
                                                                          1999             1998
                                                                   ------------------------------------
Net revenue                                                          $11,728,537         $11,578,705

Cost of revenue                                                        4,276,953           4,762,046
Depreciation expense                                                   1,696,356           1,451,193
                                                                   ------------------------------------
Gross profit                                                           5,755,228           5,365,466

Selling expenses                                                       2,203,848           2,040,271
General and administrative expenses                                    2,263,076           2,032,788
                                                                   ------------------------------------
Operating income                                                       1,288,304           1,292,407

Interest expense                                                       1,217,757           1,012,097
                                                                   ------------------------------------
Income before income taxes                                                70,547             280,310
Provision for income taxes                                                27,711             110,485
                                                                   ------------------------------------
Net income                                                           $    42,836         $   169,825
                                                                   ====================================

Net income per common share (basic and diluted)                      $       .01         $       .02
                                                                   ====================================
Weighted average common shares (basic and diluted)                     7,396,283           7,384,502
                                                                   ====================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity


                                                   COMMON STOCK              ADDITIONAL         RETAINED
                                               SHARES          AMOUNT       PAID-IN CAPITAL      EARNINGS           TOTAL
                                           ------------------------------------------------------------------------------------
Balance at October 31, 1997                  7,345,927         $7,346         $1,639,366        $1,343,890       $2,990,602
   Issuance of stock for acquisitions           40,000             40             43,960                 -           44,000
   Net income for year                               -              -                  -           169,825          169,825
                                           ------------------------------------------------------------------------------------
Balance at October 31, 1998                  7,385,927          7,386          1,683,326         1,513,715        3,204,427
   Issuance of stock as compensation            21,000             21             10,479                 -           10,500
   Net income for year                               -              -                  -            42,836           42,836
                                           ------------------------------------------------------------------------------------
Balance at October 31, 1999                  7,406,927         $7,407         $1,693,805        $1,556,551       $3,257,763
                                           ====================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                           YEAR ENDED OCTOBER 31
                                                                           1999             1998

                                                                      ---------------------------------
OPERATING ACTIVITIES
Net income                                                           $    42,836           $  169,825
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization of property and equipment         $(1,736,088            1,556,842
     Amortization of intangibles                                         141,459              115,267
     Provision for doubtful accounts                                      76,215               41,921
     Deferred income taxes                                                25,111              246,409
     (Gain) loss on sales of assets                                       (2,390)              58,854
     Changes in operating assets and liabilities:
        Accounts receivable                                              201,667              (90,028)
        Inventories                                                      (44,879)            (132,808)
        Prepaid expenses                                                  34,374              (91,882)
        Income tax receivable                                             20,843               34,270
        Accounts payable                                                (480,068)             432,820
        Accrued expenses                                                (141,726)             215,442
                                                                      ---------------------------------
Net cash provided by operating activities                              1,609,530            2,556,932

INVESTING ACTIVITIES
Purchases of property and equipment                                   (1,372,434)            (583,179)
Net proceeds from sales of assets                                         26,900               46,251
Payments for non-compete agreements                                      (38,000)             (50,000)
Increase in deposits and other assets                                    (54,407)            (131,769)
                                                                      ---------------------------------
Net cash used in investing activities                                 (1,437,941)            (718,697)

FINANCING ACTIVITIES
Borrowings on bank line of credit                                      1,042,634                   -
Borrowings on notes payable                                               60,000              169,887
Borrowings on long-term debt                                           2,899,604              105,148
Principal payments on notes payable                                      (60,000)            (215,844)
Principal payments on long-term debt                                  (1,997,603)            (490,447)
Principal payments on capital lease obligations                       (2,212,120)          (1,330,107)
                                                                      ---------------------------------
Net cash used in financing activities                                   (267,485)          (1,761,363)


Net increase(decrease) in cash and cash equivalents                      (95,896)              76,872
Cash and cash equivalents at beginning of period                         141,228               64,356
                                                                      ---------------------------------

Cash and cash equivalents at end of period                           $    45,332          $   141,228
                                                                      =================================

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
   Interest                                                          $ 1,271,140          $   878,140
                                                                      =================================
   Taxes                                                             $     2,730          $     2,730
                                                                      =================================
Capital lease obligations entered into for equipment                 $   158,850          $ 2,389,699
                                                                      =================================
Common stock issued for acquired companies                           $         -          $    44,000
                                                                      =================================
Common stock issued as compensation                                  $    10,500          $         -
                                                                      =================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               Medical Resources Management, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Medical Resources Management, Inc. (MRM or the Company) makes mobile laser/surgical services available on a per procedure basis to hospitals, outpatient surgery centers and physicians' offices, and also provides other medical equipment on a rental basis to hospitals and surgery centers. Customers of the Company are located throughout much of the western United States. The financial statements include MRM, the holding company, consolidated with all of its wholly owned subsidiaries - Physiologic Reps, Inc., Pulse Medical Products, Inc. (Pulse), Laser Medical, Inc., Med Surg Specialties, Inc. (all acquired in fiscal year 1997) and Texas Oxygen and Medical Equipment Company (acquired in fiscal year 1998). All significant intercompany accounts and transactions have been eliminated.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

INTANGIBLE ASSETS

Intangible assets consisting of the excess of purchase price over assets acquired and customer lists are being amortized over a period of 12 to 15 years. Payments for non-compete agreements are capitalized and then amortized over the period of the non-compete agreement. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying value would be reduced by the estimated shortfall of discounted cash flows.

               Medical Resources Management, Inc. and Subsidiaries

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted laws and rates.

REVENUE RECOGNITION

The Company recognizes revenue at the time that the rental service is rendered to the customer, including the providing of technical support.

STOCK-BASED COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

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

               Medical Resources Management, Inc. and Subsidiaries

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Accounting for Earnings per Share." Basic earnings per share has been computed based on the weighted average number of shares of common stock outstanding. Stock options and warrants for the diluted earnings per share presentation have not been considered because the effect was either not material or antidilutive.

LONG-LIVED ASSETS

Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are impaired. If indicators of impairment are present, or if long-lived assets are expected to be disposed of at a loss, impairment losses are recorded.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate their fair value based on the short-term maturities of these instruments. The carrying amount of the Company's outstanding balances under its long-term debt instruments approximates fair value because the interest rates on outstanding borrowings vary according to current market rates or are set to approximate market rates.

FINANCIAL STATEMENT PRESENTATION

Certain balances from the October 31, 1998 financial statements have been reclassified to conform to the October 31, 1999 presentation.

NEW ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 will be effective in fiscal 2000. The Company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

               Medical Resources Management, Inc. and Subsidiaries

2.   INVESTMENTS

The Company acquired an approximate 22% equity interest in each of six separate limited liability companies (LLCs). The LLCs were formed by the Company and certain physicians for an investment by the Company of between $5,000 and $15,000. The Company manages the LLCs and provides operating and administrative services to the LLCs. The Company accounts for its interests in the LLCs using the equity method of accounting. During the fiscal years ended October 31, 1999 and 1998, the Company recognized fee revenues of $887,851 and $257,012, respectively, relating to the operations, management and other services provided to the LLCs. In addition, $36,001 and $13,770 was recorded for the Company's equity interests in the profit of these LLCs during fiscal years 1999 and 1998, respectively. Additionally, the Company is a guarantor of certain debt of three of the LLCs in the aggregate amount of $238,145.

3.   OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain equipment under capital lease obligations which contain purchase options. Cost and accumulated depreciation of equipment under capital leases included in equipment as of October 31, 1999 are as follows:


     Rental equipment                                        $8,878,181
     Less accumulated depreciation                            2,054,617
                                                            -----------
     Net book value                                          $6,823,564
                                                            ===========

The following is a schedule by year of future minimum lease payments required under the leases, together with their present value as of October 31, 1999:


     2000                                                                 $2,861,081
     2001                                                                  2,024,373
     2002                                                                  1,081,254
     2003                                                                    381,721
     2004                                                                          -
                                                                          -----------
     Total minimum lease payments                                          6,348,429
     Less amount representing interest                                     1,060,711
                                                                          -----------
     Present value of minimum lease payments due under capital leases      5,287,718
     Less current portion                                                  2,225,543
                                                                          -----------
     Obligations under capital leases, net of current portion             $3,062,175
                                                                          ===========


               Medical Resources Management, Inc. and Subsidiaries

4.   DEBT

In March 1999, a subsidiary of the Company entered into a $2,000,000 revolving credit facility ("Revolver") and a $2,000,000 term loan with a bank. The Revolver provides for borrowings using a formula based upon eligible accounts receivable, as defined. The Revolver bears interest at the prime rate plus 1.00% (9.50% at October 31, 1999) and matures May 2000, subject to renewal provisions. As of October 31, 1999, there was $1,042,634 outstanding under the Revolver, and there was no unused borrowing capacity available.


Long-term debt consists of the following at October 31, 1999:

     Note payable to a bank (term loan), payable in 60 monthly installments of
       $33,333 plus interest at the prime rate plus 1.25% (9.75% at October 31,
       1999), secured by accounts receivable, inventories, equipment and the
       personal guarantee of one shareholder.                                       $1,800,000
     Notes payable to a finance company for a line of credit of
       $300,206 maturing April 2001, bearing interest at a rate of
       12% per annum, interest payable monthly, secured by the
       accounts receivable and inventories of Pulse.                                   300,206
     Various installment notes payable to a finance company
       in monthly installments totaling $21,934 including interest varying between 8.9% and 9.6% per annum, collateralized
       by rental equipment, maturing through July 2003.                                800,461
     Various notes payable in monthly installments totaling $8,495 including interest varying between  7.1% and 12.5% per annum, collateralized by trucks, vans and automobiles, maturing
       through January 2004.                                                           173,899
     Other                                                                             112,836
                                                                                    ----------
     Total long-term debt                                                            3,187,402
     Less current portion                                                              737,785
                                                                                    ----------
     Long-term debt, net of current portion                                         $2,449,617
                                                                                    ==========
Long-term debt matures as follows during the years ending October 31:

     2000                                                                           $  737,785
     2001                                                                            1,007,486
     2002                                                                              669,253
     2003                                                                              566,476
     2004                                                                              206,402
                                                                                    ----------
                                                                                    $3,187,402
                                                                                    ==========


The Revolver and term loan prohibit the payment of cash dividends and require the Company to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. As of October 31, 1999, the Company was not in compliance with certain financial covenants of its revolving credit facility and term loan. The lender waived the covenant violations.

               Medical Resources Management, Inc. and Subsidiaries

5.   PROVISION FOR INCOME TAXES

The provisions for income taxes for the years ended October 31, 1999 and 1998 consist of the following:



                                                                   YEAR ENDED OCTOBER 31, 1999
                                                             CURRENT         DEFERRED         TOTAL
                                                         ------------------------------------------------
          Federal                                               $    -         $22,067       $22,067
          State                                                  2,730           2,914         5,644
                                                         ------------------------------------------------
                                                                $2,730         $24,981       $27,711
                                                         ================================================



                                                                   YEAR ENDED OCTOBER 31, 1998
                                                             CURRENT         DEFERRED         TOTAL
                                                         ------------------------------------------------
          Federal                                               $    -        $ 88,060      $ 88,060
          State                                                  2,680          19,745        22,425
                                                         ------------------------------------------------
                                                                $2,680        $107,805      $110,485
                                                         ================================================


Significant components of the Company's deferred tax assets and liabilities at October 31, 1999 are as follows:


       Deferred tax assets:
           Net operating loss carryforwards                                $ 1,168,419
           Allowance for doubtful accounts                                      35,352
           Other                                                               133,143
                                                                        --------------
       Total deferred assets                                                 1,336,914

       Deferred tax liabilities:
          Depreciation                                                      (2,532,348)
          Other                                                                (24,582)
                                                                        --------------
       Total deferred liabilities                                           (2,556,930)
                                                                        --------------
       Net deferred liabilities                                            $(1,220,016)
                                                                        ==============

A reconciliation of the provision for income taxes with the amounts obtained by applying the federal statutory tax rate is as follows:


                                                                               YEAR ENDED OCTOBER 31
                                                                               1999            1998
                                                                           ------------------------------

       Income tax based on federal statutory rate                              $23,986      $ 95,305
       State tax, net of federal tax benefit                                     3,725        14,800
       Non-deductible expenses and other                                             -           380
                                                                           ------------------------------
                                                                               $27,711      $110,485
                                                                           ==============================

               Medical Resources Management, Inc. and Subsidiaries

6.   EQUITY

Between November 1, 1996 and March 31, 1997, the Company sold 291,600 Units in a private offering. These Units consisted of 291,600 shares of common stock, as well as 291,600 Class A warrants and 291,600 Class B warrants to purchase, in the aggregate, 583,200 shares of common stock. The Units were sold at $1.25 per Unit, resulting in net proceeds of $324,480 after expenses. The Class A and Class B warrants have an exercise price of $2.50 and $4.00, respectively. In September 1999, the Company extended the expiration date of all Class A and Class B warrants for a period of two years from November 1, 1999 to November 1, 2001. As of October 31, 1999 no such warrants had been exercised.

During March 1997, the Company issued an additional 202,840 Units to certain shareholders (including the principal officer of the Company) in exchange for $253,550 of indebtedness owed to these shareholders. These Units consisted of 202,840 shares of common stock, as well as 202,840 Class A warrants and 202,840 Class B warrants to purchase, in the aggregate, 405,680 shares of common stock. The Units were issued at a rate of one Unit for each $1.25 of shareholder debt forgiven. The Class A and Class B warrants have an exercise price of $2.50 and $4.00, respectively, and expire on November 1, 2001. As of October 31, 1999, no such warrants had been exercised.

In April 1997, in connection with a loan from a finance company, warrants were granted to the finance company to purchase 100,000 shares of common stock at a price of $2.00 per share, exercisable at any time during the six years following the date of the loan.

7.   BENEFIT PLAN

The Company has adopted a defined contribution retirement plan (Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees with over one year of service. The Company makes an annual election to provide matching contributions of up to 50% of each participant's deferral up to a maximum of 3% of compensation. The amounts of matching contributions included in expense were $85,747 and $83,758 for the years ended October 31, 1999 and 1998, respectively.

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

The following table summarizes stock option activity:


                                                                         YEAR ENDED OCTOBER 31
                                                                 1999                             1998
                                                      ----------------------------     ----------------------------
                                                                       WEIGHTED                         WEIGHTED
                                                                        AVERAGE                          AVERAGE
                                                                       EXERCISE                         EXERCISE
                                                          SHARES         PRICE             SHARES         PRICE
                                                      ----------------------------     ----------------------------
Outstanding at beginning of year                          877,854        $0.37          1,246,304         $1.44
Granted                                                   379,500        $0.25            807,550         $0.34
Exercised                                                       -            -                  -             -
Forfeited or cancelled                                   (119,350)       $0.31         (1,176,000)        $1.38
                                                      --------------- ------------     --------------- ------------

Outstanding at end of year                              1,138,004        $0.34            877,854         $0.37
                                                      =============== ============     =============== ============

Options exercisable at year-end                           670,504        $0.40            337,438         $0.45
                                                      =============== ============     =============== ============


The weighted average fair value of options granted during the years ended October 31, 1999 and 1998 was $0.25 and $0.34 at October 31, 1999 and 1998,
respectively. The weighted average remaining contractual life of stock options was 6.00 years as of October 31, 1999. The range of prices of outstanding options under the Plan at October 31, 1999 was $0.25 to $1.50.

               Medical Resources Management, Inc. and Subsidiaries

8.   STOCK OPTIONS (CONTINUED)

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company's net income and net income per share on a pro forma basis would have been as indicated below:


                                                                               YEAR ENDED OCTOBER 31
                                                                             1999                 1998
                                                                        ---------------       --------------
        Net income as reported                                                $ 42,836             $169,825
                                                                        ===============       ==============
        Proforma net income (loss)                                            $xxx,xxx             $105,739
                                                                        ===============       ==============
        Net income per common share as reported                               $    .01             $    .02
                                                                        ===============       ==============
        Proforma net income (loss) per common share                           $    .xx             $    .01
                                                                        ===============       ==============


The Company utilized the Black-Scholes method to estimate the fair value of options, which includes the weighted average calculation of the fair value using the following assumptions: (i) a risk-free interest rate of 6%; (ii) an expected life of 8 years; (iii) expected volatility of 1.40; and (iv) no expected dividends.

9.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases premises under non-cancelable operating leases expiring in various years through 2001. The lease on the corporate headquarters contains provisions for cost of living increases and certain options to renew for a period of five additional years. Other facilities are on a month to month basis. Future minimum lease payments are as follows during the years ending October 31:




                    2000                                      $208,799
                    2001                                       112,605
                    2002                                             -
                    2003                                             -
                    2004                                             -
                                                        ---------------
                                                              $321,404
                                                        ===============


Rent expense was $306,483 and $296,435 for the years ended October 31, 1999 and 1998, respectively.

The Company paid consulting fees to a member of the Board of Directors in the amount of $44,000 during the fiscal year ended October 31, 1998. This consulting arrangement was terminated effective October 1, 1998.

10.   EMPLOYEE STOCK OWNERSHIP PLAN

On August 7, 1992, the Company formed an employee stock ownership plan (ESOP) for the benefit of all employees meeting certain minimum age and length of service requirements. Contributions are discretionary and are determined annually by the Board of Directors. No contribution was made for either of the years ended October 31, 1999 or 1998. This ESOP was dissolved as of October 31, 1999.