Form 10QSB
period 2000-01-31
MEDICAL RESOURCES MANAGEMENT INC
filed 2000-03-14
CIK 1039142

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

                                Yes [ X ] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of March 8, 2000 there were 7,406,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                                Yes [ ] No [ X ]

================================================================================

                                TABLE OF CONTENTS


ITEM                                                                                    PAGE NO.

PART I.       FINANCIAL INFORMATION

  Item 1.         Consolidated Balance Sheets - January 31, 2000 (unaudited)
                       and October 31, 1999                                                3

                  Consolidated Statements of Income - Three Months
                       Ended January 31, 2000 and 1999 (unaudited)                         4

                  Consolidated Statements of Cash Flows - Three Months
                       Ended January 31, 2000 and 1999 (unaudited)                         5

                  Notes to Consolidated Financial Statements (unaudited)                   6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                           7

PART II.      OTHER INFORMATION

  Item 1.         Legal Proceedings                                                       10

  Item 2.         Changes in Securities                                                   10

  Item 3.         Defaults upon Senior Securities                                         10

  Item 4.         Submission of Matters to a Vote of Security Holders                     10

  Item 5.         Other Information                                                       10

  Item 6.         Exhibits and Reports on Form 8-K                                        10

                  Signatures                                                              11



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                        January 31,         October 31,
                               ASSETS                                       2000               1999
                                                                       ---------------     --------------
                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                               $    67,318        $   45,332
   Accounts receivable, less allowance of $92,000 at January 31, 2000
        and $90,000 at October 31, 1999                                      1,942,685          1,638,277
   Inventories                                                                 841,275            820,614
   Prepaid expenses                                                            178,216            151,886
                                                                       ---------------     --------------
Total current assets                                                         3,029,494          2,656,109

Property and equipment:
   Rental equipment                                                         20,835,426         20,306,387
   Transportation equipment                                                    912,650            907,391
   Office furniture and equipment                                              358,275            423,569
   Leasehold improvements                                                       94,323             94,323
                                                                       ---------------     --------------
                                                                            22,200,674         21,731,670

   Less accumulated depreciation                                            10,231,169          9,772,733
                                                                       ---------------     --------------
Net property and equipment                                                  11,969,505         11,958,937

Other assets:
  Intangible assets, net of accumulated amortization of $338,426 at
       January 31, 2000 and $298,737 at October 31, 1999                       557,461            586,949
  Deposits and other assets                                                    343,241            338,214
                                                                       ---------------     --------------
Total other assets                                                             910,702            925,163
                                                                       ---------------     --------------
Total assets                                                               $15,909,701        $15,540,209
                                                                       ===============     ==============



                LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                        $ 1,053,347        $   892,591
   Accrued expenses                                                            744,100            652,085
   Note payable to a bank                                                    1,224,548          1,042,634
   Current portion of long-term debt                                           877,248            737,785
   Current portion of obligations under capital leases                       2,124,139          2,225,543
                                                                       ---------------     --------------
Total current liabilities                                                    6,023,382          5,550,638

Long-term debt, net of current portion                                       2,468,874          2,449,617
Obligations under capital leases, net of current portion                     2,843,155          3,062,175
Deferred income taxes                                                        1,258,621          1,220,016

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares - 7,406,927 at January 31, 2000
           and October 31, 1999                                                  7,407              7,407
   Additional paid-in capital                                                1,693,805          1,693,805
   Retained earnings                                                         1,614,457          1,556,551
                                                                       ---------------     --------------
Total shareholders' equity                                                   3,315,669          3,257,763
                                                                       ---------------     --------------
Total liabilities and shareholders' equity                                 $15,909,701        $15,540,209
                                                                       ===============     ==============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                 Three Months Ended January 31,
                                                    2000                1999
                                              -----------------    ----------------
Net revenue                                        $3,079,228           $2,867,495


Cost of revenue                                     1,152,522            1,089,597
Depreciation expense                                  448,503              404,576
                                              -----------------    ----------------
Gross profit                                        1,478,203            1,373,322


Selling expenses                                      557,867              459,566
General and administrative expenses                   536,048              448,749
                                              -----------------    ----------------
Operating income                                      384,288              465,007


Interest expense                                      287,777              265,767
                                              -----------------    ----------------
Income before income taxes                             96,511              199,240
Provision for income taxes                             38,605               79,695
                                              -----------------    ----------------
Net income                                         $   57,906           $  119,545
                                              =================    ================


Net  income  per  common  share  (basic  and
diluted)                                           $    0.008           $    0.016
                                              =================    ================
Weighted average common shares                      7,406,927            7,385,927
                                              =================    ================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                            Three Months Ended January 31,
                                                                           2000                      1999
                                                                      ----------------         ------------------
OPERATING ACTIVITIES
Net income                                                                $  57,906                   $ 119,545
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization of property and equipment                458,436                     414,509
     Amortization of intangibles                                             39,689                      29,484
     Provision for doubtful accounts                                         21,000                      10,500
     Deferred income taxes                                                   64,605                      79,695
     Changes in operating assets and liabilities:
        Accounts receivable                                                (325,408)                   (211,396)
        Inventories                                                         (20,661)                     22,175
        Prepaid expenses                                                    (26,331)                    (47,147)
        Income tax receivable                                                    --                       3,670
        Accounts payable                                                    160,459                     116,760
        Accrued expenses                                                     92,312                      17,472
                                                                      ----------------         ------------------
Net cash provided by operating activities                                   496,007                     555,267

INVESTING ACTIVITIES
Purchases of property and equipment                                        (469,004)                    (58,132)
Payments for non-compete agreements                                              --                      (5,000)
Increase in deposits and other assets                                       (25,227)                    (76,858)
                                                                      ----------------         ------------------
Net cash used in investing activities                                      (494,231)                   (139,990)

FINANCING ACTIVITIES
Borrowings on bank line of credit                                           181,914                          --
Borrowings on long-term debt                                                316,942                          --
Borrowings on notes payable                                                      --                      60,000
Principal payments on long-term debt                                       (158,222)                   (136,354)
Principal payments on capital lease obligations                            (320,424)                   (465,469)
                                                                      ----------------         ------------------

Net cash provided by (used in) financing activities                          20,210                    (541,823)
                                                                      ----------------         ------------------
Net increase (decrease) in cash and cash equivalents                         21,986                    (126,546)
Cash and cash equivalents at beginning of period                             45,332                     141,228
                                                                      ----------------         ------------------

Cash and cash equivalents at end of period                                $  67,318                   $  14,682
                                                                      ================         ==================

Supplemental information:
Cash paid during the period for:
   Interest                                                               $ 271,917                   $ 267,859
                                                                      ================         ==================
   Taxes                                                                  $      --                   $      --
                                                                      ================         ==================
Capital lease obligations entered into for equipment                      $      --                   $  26,010
                                                                      ================         ==================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2000

1.   BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended October 31, 1999.

Certain balances from the financial statements for the fiscal year ended October 31, 1999 have been reclassified to conform to the presentation for the current fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements contained in Management's Discussion and Analysis, particularly in the final paragraph of "Liquidity and Capital Resources," and elsewhere in this Report on Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. The forward-looking statements are subject to risks and uncertainties, including the following: (a) changes in levels of competition from current competitors and potential new competition; (b) loss of significant customers; and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf.

     The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of
Income:

                                                                   Three Months Ended
                                                                      January 31,
                                                                  ---------------------
                                                                   2000          1999
                                                                  --------      -------
Net revenues...................................................... 100.0%        100.0%
Cost of revenues..................................................  37.4          38.0
Depreciation expense..............................................  14.6          14.1
                                                                  --------      -------
Gross profit......................................................  48.0          47.9
Selling expenses..................................................  18.1          16.0
General and administrative expenses...............................  17.4          15.7
                                                                  --------      -------
Operating income..................................................  12.5          16.2
Interest expense..................................................   9.4           9.3
                                                                  --------      -------
Income before income taxes........................................   3.1           6.9
Provision for income taxes........................................   1.2           2.7
                                                                  --------      -------
Net income........................................................   1.9%          4.2%
                                                                  ========      =======



QUARTER ENDED JANUARY 31, 2000 COMPARED TO QUARTER ENDED JANUARY 31, 1999

     For the quarter ended January 31, 2000, net revenue was $3,079,000, compared to net revenue of $2,868,000 during the quarter ended January 31, 1999, an increase of $211,000, or 7.4%. The increase in net revenue is principally the result of (1) an increase in laser surgical services of $233,000 and (2) an increase in disposable and equipment sales of $76,000, both of which increases were offset in part by (3) a decrease in medical rental revenue of $70,000, mostly as a result of continued mild weather in the western United States in the first quarter of the fiscal year and (4) a decrease in other revenue of $28,000.

     Cost of revenue (excluding depreciation expense) for the quarter ended January 31, 2000 was $1,153,000, versus cost of revenue of $1,216,000 for the first quarter of the prior fiscal year, a decrease of $63,000, or 5.8%, from cost of revenue for the first quarter of fiscal year 1999. The decrease in cost of revenue is primarily attributable to the reclassification of certain employees from operations to sales beginning in the second quarter of fiscal year 1999. Cost of revenue as a percentage of revenue decreased from 38.0% in the first quarter of fiscal year 1999 to 37.4% in the first quarter of fiscal year 2000.

     Depreciation expense directly attributable to net revenue for the quarter ended January 31, 2000 was $449,000 compared to $405,000 during the same quarter of fiscal 1999, an increase of $44,000, or 10.9%. This increase in depreciation expense is principally the result of the addition of equipment during fiscal year 1999.

     Gross profit for the quarter ended January 31, 2000 was $1,478,000, compared to gross profit of $1,373,000 during the comparable period of the prior fiscal year, an increase of $105,000, or 7.6%. As a percentage of net revenue, gross profit increased slightly from 47.9% during the first quarter of fiscal 1999 to 48.0% during the quarter ended January 31, 2000. The increase in the amount of gross profit is principally the result of the factors described previously.

     For the quarter ended January 31, 2000, selling expenses were $557,000, compared to selling expenses of $459,000 for the first quarter of fiscal year 1999, an increase of $98,000, or 21.4%. As a percentage of net revenues, selling expenses increased from 16.6% in the quarter ended January 31, 1999 to 18.4% in the first quarter of the current fiscal year. The increase in selling expenses is primarily due to higher compensation for sales personnel and to the reclassification of certain employees from operations to sales.

     General and administrative ("G&A") expenses increased to $536,000 in the quarter ended January 31, 2000 from $449,000 in the quarter ended January 31, 1999, an increase of $87,000, or 19.4%. As a percentage of net revenues, G&A expenses increased from 15.7% in the first quarter of fiscal year 1999 to 17.4% in the first quarter of the current fiscal year. The increase in the amount of G&A expense is mainly attributable to an increase in the compensation of G&A personnel compared to the same quarter during the prior fiscal year.

     Interest expense for the quarter ended January 31, 2000 was $288,000, compared to $266,000 in the first quarter of the prior fiscal year, an increase of $22,000, or 8.3%. The increase in interest expense is the result of an increase in the bank line of credit compared to the same quarter in the prior fiscal year.

     Income before income taxes was $97,000 for the quarter ended January 31, 2000, compared to $199,000 for the quarter ended January 31, 1999, a decrease of $102,000, or 51.3%. Income before income taxes, as a percentage of revenues, declined to 3.1% in the quarter ended January 31, 2000 from 6.9% in the quarter ended January 31, 1999 as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, leasing arrangement, trade payables and the sale of our Common Stock.

     During the quarter ended January 31, 2000, net cash provided by operating activities was $496,000, which resulted primarily from net income of $58,000 adjusted for (a) depreciation and amortization expense of $498,000, (b) a provision for doubtful accounts of $21,000 and (c) an increase in long-term deferred income tax liabilities of $39,000, all of which were offset in part by a net increase of approximately $487,000 in working capital items.

     Net cash used in investing activities during the three months ended January 31, 2000 was $494,000, which consisted of (a) capital expenditures of $469,000 and (b) an increase of $25,000 in deposits and other assets.

     During the three months ended January 31, 2000, net cash provided by financing activities totaled $20,000, consisting of (a) $182,000 in borrowings on notes payable to a bank and (b) $317,000 in borrowings on long-term debt, both of which were offset in part by (c) $158,000 in principal payments on long-term debt and (d) $321,000 in principal payments on capital lease obligations.

     The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require the Company to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. As of October 31, 1999 and January 31, 2000, the Company was not in compliance with certain financial covenants of the Bank Line of Credit and Bank Term Loan. The lender waived the covenant violations.

     We had no material commitments for capital expenditures at January 31, 2000. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available debt facilities, as well as possible strategic alternatives such as additional debt or equity offerings, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months.

TRANSITION TO YEAR 2000

     We did not experience any interruption to our business as a result of the transition to January 1, 2000, and we are not aware of any Year 2000 related problems associated with our internal systems or software, or with the software and systems of our customers or suppliers. Costs incurred related to the assessment and modification of our internal systems and software were less than $15,000.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS


Exhibit
Number            Exhibit Description
27.1              Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL RESOURCES MANAGEMENT, INC.

Date           March 14, 2000

By     /s/  Richard A. Whitman
      --------------------------------------
       Richard A. Whitman, President and CEO