Form 10QSB
period 2000-04-30
MEDICAL RESOURCES MANAGEMENT INC
filed 2000-06-14
CIK 1039142

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

                            Yes [X] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of June 12, 2000 there were 7,356,927 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                            Yes [ ] No [X]


================================================================================

                                TABLE OF CONTENTS

ITEM                                                                                                  PAGE NO.
----                                                                                                  --------
PART I.           FINANCIAL INFORMATION

  Item 1.         Consolidated Balance Sheets - April 30, 2000 (unaudited)
                       and October 31, 1999                                                               3

                  Consolidated Statements of Operations - Three Months and Six Months
                       Ended April 30, 2000 and 1999 (unaudited)                                          4

                  Consolidated Statements of Cash Flows - Six Months
                       Ended April 30, 2000 and 1999 (unaudited)                                          5

                  Notes to Consolidated Financial Statements (unaudited)                                  6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                          7

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                      11

  Item 2.         Changes in Securities                                                                  11

  Item 3.         Defaults upon Senior Securities                                                        11

  Item 4.         Submission of Matters to a Vote of Security Holders                                    11

  Item 5.         Other Information                                                                      11

  Item 6.         Exhibits and Reports on Form 8-K                                                       11

                  Signatures                                                                             12


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                               ASSETS                              April 30,          October 31,
                                                                     2000               1999
                                                              ---------------     ---------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                      $    20,880          $   45,332
   Accounts receivable, less allowance of $103,753 at
      April 30, 2000 and $90,000 at October 31, 1999                1,850,018           1,638,277
   Inventories                                                        700,526             820,614
   Prepaid expenses                                                   210,381             151,886
                                                              ---------------     ---------------
Total current assets                                                2,781,805           2,656,109

Property and equipment:
   Rental equipment                                                21,221,881          20,306,387
   Transportation equipment                                           923,990             907,391
   Office furniture and equipment                                     471,021             423,569
   Leasehold improvements                                              94,323              94,323
                                                              ---------------     ---------------
                                                                   22,711,125          21,731,670
   Less accumulated depreciation                                   10,631,279           9,772,733
                                                              ---------------     ---------------
Net property and equipment                                         12,079,846          11,958,937


Other assets:
   Intangible assets, net of accumulated amortization of
      $329,243 at April 30, 2000 and $298,737 at
      October 31, 1999                                                376,843             586,949
   Deposits and other assets                                          331,536             338,214
                                                              ---------------     ---------------
Total other assets                                                    708,379             925,163
                                                              ===============     ===============
Total assets                                                     $ 15,570,030       $  15,540,209
                                                              ===============     ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $ 1,153,349       $     892,591
   Accrued expenses                                                   588,800             652,085
   Note payable to bank                                             1,489,057           1,042,634
   Current portion of long-term debt                                1,244,379             737,785
   Current portion of obligations under capital leases              2,328,897           2,225,543
                                                              ---------------     ---------------
Total current liabilities                                           6,804,482           5,550,638

Long-term debt, net of current portion                              2,301,226           2,449,617
Obligations under capital leases, net of current portion            2,207,713           3,062,175
Deferred income taxes                                               1,220,016           1,220,016

Subordinated debt                                                     200,000                   -

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issuedand outstanding shares - 7,356,927 at April 30, 2000
           and 7,406,927 at October 31, 1999                            7,357               7,407
   Additional paid-in capital                                       1,668,855           1,693,805
   Retained earnings                                                1,160,381           1,556,551
                                                              ---------------     ---------------

Total shareholders' equity                                          2,836,593           3,257,763
                                                              ---------------     ---------------
Total liabilities and shareholders' equity                        $15,570,030       $  15,540,209
                                                              ===============     ===============

SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended April 30,                 Six Months Ended April 30,
                                                    2000                1999                    2000                 1999
                                             ----------------     ----------------        ----------------    ----------------
Net revenue                                   $     2,969,920      $     3,282,126         $     6,049,148     $     6,149,621

Cost of revenue                                     1,473,853            1,247,679               2,626,375           2,337,276
Depreciation expense                                  448,503              406,576                 897,006             811,152
                                             ----------------     ----------------        ----------------    ----------------
Gross profit                                        1,047,564            1,627,871               2,525,767           3,001,193

Selling expenses                                      480,062              542,176               1,037,929           1,001,742
General and administrative expenses                   369,717              572,815                 905,765           1,021,564
Restructuring and closure expenses                    398,395                    -                 398,395                   -
                                             ----------------     ----------------        ----------------    ----------------
Operating income (loss)                              (200,610)             512,880                 183,678             977,887
Interest expense                                      292,071              355,360                 579,848             621,127
                                             ----------------     ----------------        ----------------    ----------------
Income (loss) before income taxes                    (492,681)             157,520                (396,170)            356,760
Income tax provision (benefit)                        (38,605)              66,009                       -             142,704
                                             ----------------     ----------------        ----------------    ----------------
Net income (loss)                             $      (454,076)     $        91,511          $     (396,170)    $       214,056
                                             ================     ================        ================    ================
Net income (loss) per common share
  (basic and diluted)                         $         (0.06)     $          0.01          $        (0.05)    $          0.03
                                             ================     ================        ================    ================

Weighted average common shares                      7,406,927            7,385,927               7,406,927           7,385,927
                                             ================     ================        ================    ================

SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended April 30,
                                                                           2000                      1999
                                                                      ----------------         ------------------
OPERATING ACTIVITIES
Net income (loss)                                                     $      (396,170)            $       214,056

Adjustments to reconcile net income to cash provided
 by operating activities:
     Depreciation and amortization of property and equipment                  916,872                     831,018
     Amortization of intangibles                                               79,367                      58,967
     Provision for doubtful accounts                                           42,000                      27,000
     Deferred income taxes                                                          -                     142,704
     Loss on sale of assets                                                    12,499                           -
     Impairment of customer list                                              151,139                           -
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (253,741)                   (315,500)
        Inventories                                                           120,088                      29,629
        Prepaid expenses                                                      (58,495)                    (28,257)
        Income tax receivable                                                       -                      10,670
        Accounts payable                                                      221,155                    (526,799)
        Accrued expenses                                                      (62,988)                   (229,749)
                                                                      ----------------         ------------------
Net cash provided by operating activities                                     771,726                     213,739

INVESTING ACTIVITIES
Purchases of property and equipment                                          (864,171)                   (610,588)
Net proceeds from sale of assets                                               39,815                           -
Payments for non-compete agreements                                                 -                     (20,000)
Increase in deposits and other assets                                        (118,037)                   (158,649)
                                                                      ----------------         ------------------
Net cash used for investing activities                                       (942,393)                   (789,237)

FINANCING ACTIVITIES
Borrowings on subordinated debt                                               200,000                           -
Borrowings on note payable to bank                                            446,423                     873,144
Borrowings on notes payable                                                         -                      60,000
Borrowings on term loans                                                      743,409                   2,633,391
Principal payments on long-term debt                                         (385,206)                 (1,672,144)
Payments on notes payable                                                           -                     (10,500)
Principal payments on capital lease obligations                              (858,411)                 (1,373,428)
                                                                      ----------------         ------------------
Net cash provided by  financing activities                                    146,215                     510,463
                                                                      ----------------         ------------------

Net decrease in cash and cash equivalents                                     (24,452)                    (65,035)
Cash and cash equivalents at beginning of period                               45,332                     141,228
                                                                      ----------------         ------------------
Cash and cash equivalents at end of period                            $        20,880             $        76,193
                                                                      ================         ==================

Supplemental information:
Cash paid during the period for:
   Interest                                                           $       552,711             $       770,350
                                                                      ================         ==================
   Taxes                                                              $         2,400             $             -
                                                                      ================         ==================
Capital lease obligations entered into for equipment                  $       107,303             $        89,010
                                                                      ================         ==================


SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 April 30, 2000

1.   BASIS OF PREPARATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended October 31, 1999.

     Certain balances from the financial statements for the fiscal year ended October 31, 1999 have been reclassified to conform to the presentation for the current fiscal year.


2.   RESTRUCTURING AND CLOSURE EXPENSES

     During the quarter ended April 30, 2000, the Company conducted an intensive review of its corporate staff and each of its operating subsidiaries. At the conclusion of this review, a decision was made to restructure or eliminate certain management positions, and close certain locations. The locations closed were one in Boise, Idaho and another in Mansfield, Texas, due to ongoing operating losses and negative cash flows in these geographic areas.

     As a result of these decisions, the Company incurred certain restructuring and closure expenses which totaled approximately $521,000 during the most recent fiscal quarter. These restructuring and closure costs and expenses included (a) the write-off of impaired customer lists, as well as legal fees, travel expense, severance expense, consulting fees and employee benefit accruals associated with the closures and restructuring, all of which amounted to $398,395 in the aggregate and (b) the write-down of certain supplies and consumables inventories in conjunction with the closures in Idaho and Texas in the amount of $123,000 (included in cost of sales for the quarter ended April 30, 2000).

3.   BORROWINGS ON SUBORDINATED DEBT

     During the quarter ended April 30, 2000, the Company borrowed $100,000 from each of two individuals, for an aggregate borrowing of $200,000. These loans are unsecured and are subordinated to the bank credit facilities. The loans bear interest at a rate of 10% per annum, with interest payable quarterly and principal due in full in June 2001.

     One of the individuals who made these subordinated loans to the Company is the father of the President and CEO of the Company. We believe that the terms and conditions of the loan from Mr. Whitman's father are no less favorable to the Company than those that could have been obtained in a comparable transaction with an unrelated party.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of
Income:



                                                                 Three Months Ended           Six Months Ended
                                                                     April 30,                   April 30,
                                                                ---------------------       ---------------------
                                                                  2000        1999            2000         1999
                                                                ---------    --------       --------     --------
Net revenue....................................................  100.0%       100.0%         100.0%       100.0%
Cost of revenue................................................   49.6         38.0           43.4         38.0
Depreciation expense...........................................   15.1         12.4           14.8         13.2
                                                                ---------    --------       --------     --------
Gross profit...................................................   35.3         49.6           41.8         48.8
Selling expenses...............................................   16.2         16.5           17.1         16.3
General and administrative expenses............................   12.5         17.5           15.0         16.6
Restructuring and closure expenses.............................   13.4            -            6.7            -
                                                                ---------    --------       --------     --------
Operating income (loss)........................................   (6.8)        15.6            3.0         15.9
Interest expense...............................................    9.8         10.8            9.6         10.1
                                                                ---------    --------       --------     --------
Income (loss) before income taxes..............................  (16.6)         4.8           (6.6)         5.8
Income tax provision (benefit).................................   (1.3)         1.9              -          2.3
                                                                ---------    --------       --------     --------
Net income (loss)..............................................  (15.3)%        2.9%          (6.6)%        3.5%
                                                                =========    ========       ========     ========


QUARTER ENDED APRIL 30, 2000 COMPARED TO QUARTER ENDED APRIL 30, 1999

     For the quarter ended April 30, 2000, net revenue was $2,970,000, compared to net revenue of $3,282,000 during the quarter ended April 30, 1999, a decrease of $312,000, or 9.5%. The decrease in net revenue is principally the result of
(1) a decrease in disposable and equipment revenue of $230,000, (2) a decrease in medical rental revenue of $106,000 and (3) a decrease in biomedical revenue of $69,000, all of which were offset in part by an increase of $93,000 in laser surgical service revenue. The decreases in revenue were principally the result of the closure of the facilities in Boise, Idaho and Mansfield, Texas during the quarter ended April 30, 2000.

     Cost of revenue (excluding depreciation expense) for the quarter ended April 30, 2000 totaled $1,474,000, versus cost of revenue of $1,248,000 in the second quarter of the prior fiscal year, an increase of $226,000, or 18.1%, from cost of revenue for the second quarter of fiscal year 1999. The increase in cost of revenue is primarily attributable to (1) the write-off of inventories in Boise, Idaho and Mansfield, Texas in connection with the closure of these facilities and (2) higher cost of equipment sales during the second quarter of fiscal year 2000. Cost of revenue as a percentage of revenues increased from 38.0% in the second quarter of fiscal year 1999 to 49.6% in the second quarter of fiscal year 2000, primarily attributable to the write-offs noted above.

     Depreciation expense directly attributable to net revenue for the quarter ended April 30, 2000 was $448,000 compared to $407,000 during the same quarter of fiscal 1999, an increase of $41,000, or 10.1%. This increase in depreciation expense is principally the result of the addition of equipment since the second quarter of fiscal year 1999.

     Gross profit during the quarter ended April 30, 2000 was $1,048,000, compared to gross profit of $1,628,000 during the comparable period of the prior fiscal year, a decrease of $580,000, or 35.6%. As a percentage of net revenues, gross profit fell from 49.6% during the second quarter of fiscal 1999 to 35.3% during the quarter ended April 30, 2000. The decrease in the amount of gross profit is principally the result of the factors described previously.

     For the quarter ended April 30, 2000, selling expenses totaled $480,000, compared to selling expenses of $542,000 for the second quarter of fiscal year 1999, a decrease of $62,000, or 11.4%. As a percentage of net revenue, selling expenses decreased slightly from 16.5% in the quarter ended April 30, 1999 to 16.2% in the second quarter of the current fiscal year. The decrease in selling expenses is primarily related to the closure of the facilities in Boise, Idaho and Mansfield, Texas.

     General and administrative ("G&A") expenses decreased to $370,000 in the quarter ended April 30, 2000 from $573,000 in the quarter ended April 30, 1999, a decrease of $203,000, or 35.4%. As a percentage of net revenue, G&A expenses decreased from 16.6% in the second quarter of fiscal year 1999 to 12.5% in the second quarter of the current fiscal year. The decrease in the amount of G&A expense is primarily attributable to a reduction of management personnel related to corporate restructuring during the quarter ended April 30, 2000.

     Restructuring and closure expenses for the quarter ended April 30, 2000 totaled $398,000. There were no such expenses during the same quarter of the prior fiscal year. See Note 2 above for a discussion of these expenses.

     Interest expense for the quarter ended April 30, 2000 was $292,000, compared to $355,000 in the comparable quarter of the prior fiscal year, a decrease of $63,000, or 17.7%. The decrease in interest expense is the result of lower interest expense on capital leases nearing maturity.

     The loss before income taxes was $493,000 for the quarter ended April 30, 2000, compared to income before taxes of $158,000 for the quarter ended April 30, 1999, a negative variance of $650,000. The loss before income taxes, as a percentage of revenue, was 16.6% in the quarter ended April 30, 2000, compared to income before taxes equal to 4.8% of revenue in the quarter ended April 30, 1999. This variance occurred as a result of the aforementioned factors.

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

     For the six months ended April 30, 2000, net revenue was $6,049,000 compared to net revenue of $6,150,000 during the six months ended April 30, 1999, a decrease of $101,000, or 1.6%. The decrease in net revenue is principally the result of (1) a decrease in disposable and equipment revenue of $153,000, (2) a decrease in medical rental revenue of $176,000 and (3) a decrease in biomedical revenue of $67,000, all of which were offset in part by an increase of $295,000 in laser surgical services revenue. The decreases in revenue were principally the result of the closure of the facilities in Boise, Idaho and Mansfield, Texas during the quarter ended April 30, 2000.

     Cost of revenue (excluding depreciation expense) for the six months ended April 30, 2000 totaled $2,626,000, compared to cost of revenue of $2,337,000 for the comparable six months of the prior fiscal year, an increase of $289,000, or 12.4%. The increase in cost of revenue is primarily attributable to (1) the write-off of inventories in Boise, Idaho and Mansfield, Texas in connection with the closure of these facilities and (2) higher cost of equipment sales during the second quarter of fiscal year 2000. Cost of revenue as a percentage of revenues increased from 38.0% in the first six months of fiscal year 1999 to 43.4% in the first six months of fiscal year 2000.

     Depreciation expense directly attributable to net revenue for the six months ended April 30, 2000 totaled $897,000 compared to $811,000 during the comparable period of fiscal 1999, an increase of $86,000, or 10.6%. This increase in depreciation expense is principally the result of the addition of equipment since the second quarter of fiscal year 1999.

     Gross profit during the six months ended April 30, 2000 was $2,526,000, compared to gross profit of $3,001,000 during the comparable period of the prior fiscal year, a decrease of $475,000, or 15.8%. As a percentage of net revenue, gross profit decreased from 48.8% during the first six months of fiscal 1999 to 41.8% during the six months ended April 30, 2000. The decrease in the amount of gross profit is principally the result of the factors described previously.

     For the six months ended April 30, 2000, selling expenses were $1,038,000, compared to selling expenses of $1,002,000 for the first six months of fiscal year 1999, an increase of $36,000, or 3.6%. As a percentage of net revenue, selling expenses increased from 16.3% in the six months ended April 30, 1999 to 17.2% in the six months ended April 30, 2000. The increase in selling expenses is primarily due to higher compensation for sales personnel and to the reclassification of certain employees from operations to sales, offset in part by a decrease in selling expenses as a result of the closure of facilities in Boise, Idaho and Mansfield, Texas.

     General and administrative ("G&A") expenses decreased to $906,000 in the six months ended April 30, 2000 from $1,022,000 in the six months ended April 30, 1999, a decrease of $116,000, or 11.4%. As a percentage of net revenue, G&A expenses decreased from 16.6% in the first six months of fiscal year 1999 to 15.0% in the comparable six months of fiscal year 2000. The decrease in the amount of G&A expense is primarily attributable to a reduction of management personnel related to corporate restructuring during the quarter ended April 30, 2000.

     Restructuring and closure expenses for the six months ended April 30, 2000 totaled $398,000. There were no such expenses during the same period of the prior fiscal year. See Note 2 above for a discussion of these expenses.

     Interest expense for the six months ended April 30, 2000 was $580,000, compared to $621,000 in the first six months of the prior fiscal year, a decrease of $41,000, or 6.6%. The decrease in interest expense is the result of lower interest expense on capital leases nearing maturity.

     The loss before income taxes was $238,000 for the six months ended April 30, 2000, compared to income before taxes of $357,000 for the six months ended April 30, 1999, a negative variance of $595,000. The loss before income taxes, as a percentage of revenue, was 6.5% in the six months ended April 30, 2000, compared to income before taxes of 5.8% as a percentage of revenue in the six months ended April 30, 1999. This variance occurred as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, leasing arrangements, trade payables and the sale of our Common Stock.

     During the six months ended April 30, 2000, net cash provided by operating activities was $772,000, which resulted primarily from net loss of $396,000 adjusted for (a) depreciation and amortization expense of $996,000, (b) the write-off of impaired customer lists of $151,000, (c) a provision for doubtful accounts of $42,000 and (d) a loss on sale of assets of $12,000, all of which were offset in part by a net increase of approximately $33,000 in working capital items.

     Net cash used for investing activities during the six months ended April 30, 2000 was $942,000, which consisted of (a) capital expenditures of $864,000 and (b) an increase of $118,000 in deposits and other assets, both of which were offset in part by proceeds from sale of assets of approximately $40,000.

     During the six months ended April 30, 2000, net cash provided by financing activities totaled $146,000, consisting of (a) $200,000 in borrowings on subordinated notes payable, (b) $447,000 in borrowings on a note payable to a bank and (c) $743,000 in borrowings on long-term debt, all of which were offset in part by (d) $385,000 in principal payments on long-term debt and (e) $859,000 in principal payments on capital lease obligations.


BORROWINGS ON SUBORDINATED DEBT

     During the quarter ended April 30, 2000, the Company borrowed $100,000 from each of two individuals, for an aggregate borrowing of $200,000. These loans are unsecured and are subordinated to the bank credit facilities. The loans bear interest at a rate of 10% per annum, with interest payable quarterly and principal due in full in June 2001.

     One of the individuals who made these subordinated loans to the Company is the father of the President and CEO of the Company. We believe that the terms and conditions of the loan from Mr. Whitman's father are no less favorable to the Company than those that could have been obtained in a comparable transaction with an unrelated party.


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

     None

ITEM 2. CHANGES IN SECURITIES.

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5. OTHER INFORMATION.

     None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
--------          -------------------
27.1              Financial Data Schedule.



(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL RESOURCES MANAGEMENT, INC.



Date              June 14, 2000

By     /s/RICHARD A. WHITMAN
  ---------------------------------------
  Richard A. Whitman, President and CEO