Form 10QSB
period 2000-07-31
MEDICAL RESOURCES MANAGEMENT INC
filed 2000-09-14
CIK 1039142

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes /X/     No / /

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of September 11, 2000 there were 8,058,823 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                           Yes / /     No /X/


================================================================================

                                TABLE OF CONTENTS


ITEM                                                                                                  PAGE NO.
----                                                                                                  --------


PART I.  FINANCIAL INFORMATION

  Item 1.         Consolidated Balance Sheets - July 31, 2000 (unaudited)
                       and October 31, 1999                                                               3

                  Consolidated Statements of Operations - Three Months and Nine Months
                       Ended July 31, 2000 and 1999 (unaudited)                                           4

                  Consolidated Statements of Cash Flows - Nine Months
                       Ended July 31, 2000 and 1999 (unaudited)                                           5

                  Notes to Consolidated Financial Statements (unaudited)                                  6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                          7

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                       11

  Item 2.         Changes in Securities                                                                   11

  Item 3.         Defaults upon Senior Securities                                                         11

  Item 4.         Submission of Matters to a Vote of Security Holders                                     11

  Item 5.         Other Information                                                                       11

  Item 6.         Exhibits and Reports on Form 8-K                                                        11

                  Signatures                                                                              12

                                       2


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS


                                                                     July 31,              October 31,
                                                                      2000                    1999
                                                                 ---------------         --------------
                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                        $      7,299           $     45,332

   Accounts receivable, less allowance of $ 90,000 at
       July 31, 2000 and October 31, 1999                              1,585,837              1,638,277
   Inventories                                                           684,719                820,614
   Prepaid expenses                                                      224,940                151,886
                                                                 ---------------         --------------
Total current assets                                                   2,502,795              2,656,109

Property and equipment:
   Rental equipment                                                   21,540,969             20,306,387
   Transportation equipment                                              890,746                907,391
   Office furniture and equipment                                        483,909                423,569
   Leasehold improvements                                                 94,323                 94,323
                                                                 ---------------         --------------
                                                                      23,009,947             21,731,670
   Less accumulated depreciation                                      10,882,795              9,772,733
                                                                 ---------------         --------------
Net property and equipment                                            12,127,152             11,958,937

Other assets:
  Intangible assets, net of accumulated amortization of $360,068
       at July 31, 2000 and $298,737 at October 31, 1999                 356,218                586,949
  Deposits and other assets                                              392,223                338,214
                                                                 ---------------         --------------
Total other assets                                                       748,441                925,163
                                                                 ---------------         --------------
Total assets                                                        $ 15,378,388           $ 15,540,209
                                                                 ===============         ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:

   Accounts payable                                                 $    988,366           $    892,591
   Accrued expenses                                                      555,916                652,085
   Note payable to bank                                                1,375,724              1,042,634
   Current portion of long-term debt                                   1,400,831                737,785
   Current portion of obligations under capital leases                 2,292,700              2,225,543
                                                                 ---------------         --------------
Total current liabilities                                              6,623,537              5,550,638

Long-term debt, net of current portion                                 2,445,843              2,449,617
Obligations under capital leases, net of current portion               1,971,367              3,062,175
Deferred income taxes                                                  1,220,016              1,220,016

Subordinated debt                                                        200,000                      -

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issuedand outstanding shares - 8,058,823 at July 31, 2000
          and 7,406,927 at October 31, 1999                                8,059                  7,407
   Additional paid-in capital                                          1,818,859              1,693,805
   Retained earnings                                                   1,090,707              1,556,551
                                                                 ---------------         --------------
Total shareholders' equity                                             2,917,625              3,257,763
                                                                 ---------------         --------------
Total liabilities and shareholders' equity                          $ 15,378,388           $ 15,540,209
                                                                 ===============         ==============


SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                  Three Months Ended July 31,                   Nine Months Ended July 31,
                                                    2000                1999                    2000                 1999
                                              -----------------    ----------------        ----------------    -----------------
Net revenue                                   $     2,635,786      $     3,046,736         $     8,684,934     $     9,196,357
Cost of revenue                                     1,141,068            1,090,649               3,767,443           3,427,925
Depreciation expense                                  448,503              427,151               1,345,509           1,238,303
                                              -----------------    ----------------        ----------------    -----------------
Gross profit                                        1,046,215            1,528,936               3,571,982           4,530,129

Selling expenses                                      501,316              598,395               1,539,245           1,600,137
General and administrative expenses                   510,378              447,251               1,416,143           1,468,815
Restructuring and closure expenses                          -                    -                 398,395                   -
                                              -----------------    ----------------        ----------------    -----------------
Operating income                                       34,521              483,290                 218,199           1,461,177

Interest expense                                      267,149              306,445                 846,997             927,572
                                              -----------------    ----------------        ----------------    -----------------
Income (loss) before income taxes                    (232,628)             176,845                (628,798)            533,605
Income tax provision                                        -               70,738                       -             213,442
                                              -----------------    ----------------        ----------------    -----------------
Net income (loss)                             $      (232,628)     $       106,107         $      (628,798)    $       320,163
                                              =================    ================        ================    =================

Net income (loss) per common share
  (basic and diluted)                         $         (0.03)     $          0.01         $         (0.08)    $          0.04
                                              =================    ================        ================    =================
Weighted average common shares                       7,387,993           7,406,927               7,400,546           7,392,915
                                              =================    ================        ================    =================


SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                         Nine Months Ended July 31,
                                                                       2000                      1999
                                                                  ----------------         ---------------

OPERATING ACTIVITIES
Net income (loss)                                                     $   (628,798)          $     320,163

Adjustments to reconcile net income (loss) to cash provided
   by operating activities:
     Depreciation and amortization of property and equipment             1,372,906               1,268,102
     Amortization of intangibles                                           110,193                  88,451
     Provision for doubtful accounts                                        63,000                  43,500
     Deferred income taxes                                                       -                 213,442
     Gain on sale of assets                                                (33,189)                      -
     Write-off of customer list                                            151,139                       -
     Changes in operating assets and liabilities:
        Accounts receivable                                                (10,560)                 16,072
        Inventories                                                        135,895                 (39,585)
        Prepaid expenses                                                   (73,054)               (116,778)
        Income tax receivable                                                    -                  20,843
        Accounts payable                                                   105,478                (564,542)
        Accrued expenses                                                    67,082                (275,668)
                                                                  ----------------         ---------------
Net cash provided by operating activities                                1,260,092                 974,000

INVESTING ACTIVITIES
Purchases of property and equipment                                     (1,502,882)               (748,582)
Net proceeds from sale of assets                                           245,691                       -
Payments for non-compete agreements                                              -                 (35,000)
Increase in deposits and other assets                                     (105,110)               (186,421)
                                                                  ----------------         ---------------
Net cash used for investing activities                                  (1,362,301)               (970,003)

FINANCING ACTIVITIES
Issuance of common stock                                                   125,706                       -
Borrowings on subordinated debt                                            200,000                       -
Borrowings on note payable to bank                                         333,090               1,002,634
Borrowings on notes payable                                                      -                  60,000
Borrowings on long-term debt                                             1,247,522               2,633,391
Payments on notes payable                                                        -                 (70,500)
Principal payments on long-term debt                                      (588,250)             (1,834,411)
Principal payments on capital lease obligations                         (1,253,892)             (1,865,326)
                                                                  ----------------         ---------------
Net cash provided by (used for) financing activities                        64,176                 (74,212)
                                                                  ----------------         ---------------

Net decrease in cash and cash equivalents                                  (38,033)                (70,215)
Cash and cash equivalents at beginning of period                            45,332                 141,228
                                                                  ----------------         ---------------
Cash and cash equivalents at end of period                            $      7,299             $    76,193
                                                                  ================         ===============

Supplemental information:
Cash paid during the period for:
   Interest                                                           $    795,915             $ 1,066,595
                                                                  ================         ===============
   Taxes                                                              $      2,430             $         -
                                                                  ================         ===============
Capital lease obligations entered into for equipment                  $    393,225             $    89,010
                                                                  ================         ===============
Common stock issued as compensation                                   $          -             $    10,500
                                                                  ================         ===============

SEE ACCOMPANYING NOTES.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 2000

1.      BASIS OF PREPARATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended October 31, 1999.

        Certain balances from the financial statements for the fiscal year ended October 31, 1999 have been reclassified to conform to the presentation for the current fiscal year.


2.      RESTRUCTURING AND CLOSURE EXPENSES

        During the quarter ended April 30, 2000, the Company conducted an intensive review of its corporate staff and each of its operating subsidiaries. At the conclusion of this review, a decision was made to restructure or eliminate certain management positions. In addition, the Company decided to close two of its offices in Boise, Idaho and Mansfield, Texas due to ongoing operating losses and negative cash flows in these geographic areas.

        As a result of these decisions, the Company incurred certain restructuring and closure expenses that totaled approximately $521,000 during the quarter ended April 30, 2000. These restructuring and closure costs and expenses included (a) the write-off of customer lists and certain other non-cash write-offs, as well as legal fees, travel expense, severance expense, consulting fees and employee benefit accruals, all of which amounted to $398,395 in the aggregate and (b) the write-down of certain supplies and consumables inventories in conjunction with the closures in Idaho and Texas in the amount of $123,000 (included in cost of sales for the quarter ended April 30, 2000).

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of Income:



                                                                 Three Months Ended          Nine Months Ended
                                                                      July 31,                    July 31,
                                                                ---------------------       ---------------------
                                                                  2000         1999           2000         1999
                                                                ---------    --------       --------     --------
Net revenue.............................................           100.0%      100.0%         100.0%       100.0%
Cost of revenue.........................................            43.3        35.8           43.4         37.3
Depreciation expense....................................            17.0        14.0           15.5         13.4
                                                                ---------    --------       --------     --------
Gross profit............................................            39.7        50.2           41.1         49.3
Selling expenses........................................            19.0        19.6           17.7         17.4
General and administrative expenses.....................            19.4        14.7           16.3         16.0
Restructuring and closure expenses......................              -            -            4.6            -
                                                                ---------    --------       --------     --------
Operating income........................................             1.3        15.9            2.5         15.9
Interest expense........................................            10.1        10.1            9.8         10.1
                                                                ---------    --------       --------     --------
Income (loss) before income taxes.......................            (8.8)        5.8           (7.2)         5.8
Income tax provision (benefit)..........................               -         2.3              -          2.3
                                                                ---------    --------       --------     --------
Net income (loss).......................................            (8.8)%       3.5%          (7.2)%        3.5%
                                                                =========    ========       ========     ========



QUARTER ENDED JULY 31, 2000 COMPARED TO QUARTER ENDED JULY 31, 1999

        For the quarter ended July 31, 2000, net revenue was $2,636,000, compared to net revenue of $3,047,000 during the quarter ended July 31, 1999, a decrease of $411,000, or 13.5%. The decrease in net revenue is principally the result of (1) a decrease in disposable and equipment sales of $216,000,
(2) a decrease in medical rental revenue of $236,000 and (3) a decrease in other revenue of $41,000. The decreases in revenue were primarily the result of the closure of the facilities in Boise, Idaho and Mansfield, Texas during the second quarter ended April 30, 2000.

        Cost of revenue (excluding depreciation expense) for the quarter ended July 31, 2000 totaled $1,141,000, versus cost of revenue of $1,091,000 in the second quarter of the prior fiscal year, an increase of $50,000, or 4.6%, from cost of revenue for the third quarter of fiscal year 1999. The increase in cost of revenue is primarily attributable to higher cost of equipment sales during the third quarter of fiscal year 2000. As a percentage of revenue, cost of revenue increased to 43.3% in the third quarter of fiscal year 2000 from 35.8% in the comparable quarter of fiscal year 1999.

        Depreciation expense directly attributable to net revenue was $448,000 for the quarter ended July 31, 2000 compared to $427,000 during the same quarter of fiscal 1999, an increase of $21,000, or 5.0%. This increase in depreciation expense is principally the result of the addition of equipment since the third quarter of fiscal year 1999.

        Gross profit during the quarter ended July 31, 2000 was $1,046,000, compared to gross profit of $1,529,000 during the comparable period of the prior fiscal year, a decrease of $483,000, or 31.6%. As a percentage of net revenues, gross profit fell from 50.2% during the third quarter of fiscal 1999 to 39.7% during the quarter ended July 31, 2000. The decrease in the amount of gross profit is principally the result of the factors described previously.

        For the quarter ended July 31, 2000, selling expenses totaled $501,000, compared to selling expenses of $598,000 during the same quarter of fiscal year 1999, a decrease of $97,000, or 16.2%. As a percentage of net revenue, selling expenses decreased slightly from 19.6% in the quarter ended July 31, 1999 to 19.0% in the second quarter of the current fiscal year. The decrease in selling expenses is primarily related to the closure of the facilities in Boise, Idaho and Mansfield, Texas.

        General and administrative ("G&A") expenses increased to $510,000 in the quarter ended July 31, 2000 from $447,000 in the quarter ended July 31, 1999, an increase of $63,000, or 14.1%. As a percentage of net revenue, G&A expenses increased from 14.7% in the third quarter of fiscal year 1999 to 19.4% in the third quarter of the current fiscal year. The increase in the amount of G&A expense is primarily attributable to higher compensation costs and an increase in professional fees.

        Interest expense for the quarter ended July 31, 2000 was $267,000, compared to $306,000 in the comparable quarter of the prior fiscal year, a decrease of $39,000, or 12.8%. The decrease in interest expense is the result of lower interest expense on capital leases nearing maturity.

        The loss before income taxes was $233,000 for the quarter ended July 31, 2000, compared to income before taxes of $177,000 for the quarter ended July 31, 1999, a negative variance of $410,000. The loss before income taxes, as a percentage of revenue, was 8.8% in the quarter ended July 31, 2000, compared to income before taxes equal to 5.8% of revenue in the quarter ended July 31, 1999. This variance occurred as a result of the aforementioned factors.

NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

        For the nine months ended July 31, 2000, net revenue was $8,685,000 compared to net revenue of $9,196,000 during the nine months ended July 31, 1999, a decrease of $511,000, or 5.6%. The decrease in net revenue is principally the result of (1) a decrease in disposable and equipment sales of $369,000, (2) a decrease in medical rental revenue of $340,000 and (3) a decrease in biomedical revenue of $63,000, all of which were offset in part by an increase of $259,000 in laser surgical services revenue. The decreases in revenue were principally the result of the closure of the facilities in Boise, Idaho and Mansfield, Texas during the quarter ended April 30, 2000.

        Cost of revenue (excluding depreciation expense) for the nine months ended July 31, 2000 totaled $3,767,000, compared to cost of revenue of $3,428,000 for the comparable nine months of the prior fiscal year, an increase of $339,000, or 9.9%. The increase in cost of revenue is primarily attributable to (1) the write-off of inventories in Boise, Idaho and Mansfield, Texas in connection with the closure of these facilities and (2) higher cost of equipment sales during the second and third quarters of fiscal year 2000. Cost of revenue as a percentage of revenues increased from 37.3% in the first nine months of fiscal year 1999 to 43.4% in the first nine months of fiscal year 2000.

        Depreciation expense directly attributable to net revenue for the nine months ended July 31, 2000 totaled $1,346,000 compared to $1,238,000 during the comparable period of fiscal 1999, an increase of $108,000, or 8.7%. This increase in depreciation expense is principally the result of the addition of equipment since the second quarter of fiscal year 1999.

        Gross profit during the nine months ended July 31, 2000 was $3,572,000, compared to gross profit of $4,530,000 during the comparable period of the prior fiscal year, a decrease of $958,000, or 21.2%. As a percentage of net revenue, gross profit decreased from 49.3% during the first nine months of fiscal 1999 to 41.1% during the nine months ended July 31, 2000. The decrease in the amount of gross profit is principally the result of the factors described previously.

        For the nine months ended July 31, 2000, selling expenses were $1,539,000, compared to selling expenses of $1,600,000 for the first nine months of fiscal year 1999, a decrease of $61,000, or 3.8%. As a percentage of net revenue, selling expenses increased slightly from 17.4% in the nine months ended July 31, 1999 to 17.7% in the nine months ended July 31, 2000. The decrease in selling expenses is primarily a result of the closure of facilities in Boise, Idaho and Mansfield, Texas.

        General and administrative ("G&A") expenses decreased to $1,416,000 in the nine months ended July 31, 2000 from $1,469,000 in the nine months ended July 31, 1999, a decrease of $53,000, or 3.6%. As a percentage of net revenue, G&A expenses increased slightly from 16.0% in the first nine months of fiscal year 1999 to 16.3% in the comparable nine months of fiscal year 2000. The decrease in the amount of G&A expense is primarily attributable to a reduction of management personnel related to corporate restructuring during the second quarter of the current fiscal year, offset in part by higher compensation costs and higher professional fees during the quarter ended July 31, 2000.

        Restructuring and closure expenses for the nine months ended July 31, 2000 totaled $398,000. There were no such expenses during the same period of the prior fiscal year. See Note 2 above for a discussion of these expenses.

        Interest expense for the nine months ended July 31, 2000 was $847,000, compared to $928,000 in the first nine months of the prior fiscal year, a decrease of $81,000, or 8.7%. The decrease in interest expense is the result of lower interest expense on capital leases nearing maturity.

        The loss before income taxes was $629,000 for the nine months ended July 31, 2000, compared to income before taxes of $534,000 for the nine months ended July 31, 1999, a negative variance of $1,163,000. The loss before income taxes, as a percentage of revenue, was 7.2% in the nine months ended July 31, 2000, compared to income before taxes of 5.8% as a percentage of revenue in the nine months ended July 31, 1999. This variance occurred as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

        Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, leasing arrangements, trade payables and the sale of our Common Stock.

        During the nine months ended July 31, 2000, net cash provided by operating activities was $1,260,000, which resulted primarily from net loss of $629,000 adjusted for (a) depreciation and amortization expense of $1,483,000,
(b) the write-off of customer lists of $151,000, (c) a provision for doubtful accounts of $63,000 and (d) a net decrease of approximately $225,000 in working capital items, all of which were offset in part by a gain on sales of assets of approximately $33,000.

        Net cash used for investing activities during the nine months ended July 31, 2000 was $1,362,000, which consisted of (a) capital expenditures of $1,503,000 and (b) an increase of $105,000 in deposits and other assets, both of which were offset in part by proceeds from sale of assets of approximately $246,000.

        During the nine months ended July 31, 2000, net cash provided by financing activities totaled $64,000, consisting of (a) $126,000 in net proceeds from the issuance of common stock, (b) $200,000 in borrowings on subordinated notes payable, (c) $333,000 in borrowings on a note payable to a bank and (d) $1,247,000 in borrowings on long-term debt, all of which were offset in part by
(d) $588,000 in principal payments on long-term debt and (e) $1,254,000 in principal payments on capital lease obligations.

        The bank term loan and bank line of credit prohibit the payment of cash dividends and require us to maintain certain levels of net worth, to operate profitably and to generate certain ratios of cash flows to debt service. As of July 31, 2000, we were not in compliance with certain financial covenants. In addition, we had exceeded our borrowing base on the bank line of credit by approximately $388,000 as of July 31, 2000.

        We are working with the bank to address these issues. Among the potential solutions to the over advance on the bank line of credit is a sale of common stock through a private placement. We are currently in negotiations with certain non-related parties to issue common stock in the amount of approximately $1.5 million. The net proceeds from such a private placement would be used to pay down the bank line of credit, as well as to address other working capital requirements.

        If this private placement is completed, we will then negotiate new loan covenants with the bank. However, although we expect to complete this private placement, we cannot be certain that such a transaction will be completed or that, if completed, the bank will waive the default of its loan covenants or amend such covenants. Failure to complete the private placement or to obtain a waiver or amendment from the bank could have a material adverse impact on our financial position.

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


MEDICAL RESOURCES MANAGEMENT, INC.



Date    September 14, 2000

By     /s/  Richard A. Whitman
      ---------------------------------------
       Richard A. Whitman, President and CEO