Form 10QSB/A
period 2000-07-31
MEDICAL RESOURCES MANAGEMENT INC
filed 2000-10-05
CIK 1039142

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                  FORM 10-QSB/A

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

                                       2


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS


                                                                     July 31,              October 31,
                                                                      2000                    1999
                                                                 ---------------         --------------
                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                        $      7,299           $     45,332

   Accounts receivable, less allowance of $ 90,000 at
       July 31, 2000 and October 31, 1999                              1,585,837              1,638,277
   Inventories                                                           684,719                820,614
   Prepaid expenses                                                      224,940                151,886
                                                                 ---------------         --------------
Total current assets                                                   2,502,795              2,656,109

Property and equipment:
   Rental equipment                                                   21,540,969             20,306,387
   Transportation equipment                                              890,746                907,391
   Office furniture and equipment                                        483,909                423,569
   Leasehold improvements                                                 94,323                 94,323
                                                                 ---------------         --------------
                                                                      23,009,947             21,731,670
   Less accumulated depreciation                                      10,882,795              9,772,733
                                                                 ---------------         --------------
Net property and equipment                                            12,127,152             11,958,937

Other assets:
  Intangible assets, net of accumulated amortization of $360,068
       at July 31, 2000 and $298,737 at October 31, 1999                 356,218                586,949
  Deposits and other assets                                              392,223                338,214
                                                                 ---------------         --------------
Total other assets                                                       748,441                925,163
                                                                 ---------------         --------------
Total assets                                                        $ 15,378,388           $ 15,540,209
                                                                 ===============         ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:

   Accounts payable                                                 $    998,366           $    892,591
   Accrued expenses                                                      718,870                652,085
   Note payable to bank                                                1,375,724              1,042,634
   Current portion of long-term debt                                   1,400,831                737,785
   Current portion of obligations under capital leases                 2,292,700              2,225,543
                                                                 ---------------         --------------
Total current liabilities                                              6,786,491              5,550,638

Long-term debt, net of current portion                                 2,445,843              2,449,617
Obligations under capital leases, net of current portion               1,971,367              3,062,175
Deferred income taxes                                                  1,220,016              1,220,016

Subordinated debt                                                        200,000                      -

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares - 8,058,823 at July 31, 2000
          and 7,406,927 at October 31, 1999                                8,059                  7,407
   Additional paid-in capital                                          1,818,859              1,693,805
   Retained earnings                                                     927,753              1,556,551
                                                                 ---------------         --------------
Total shareholders' equity                                             2,754,671              3,257,763
                                                                 ---------------         --------------
Total liabilities and shareholders' equity                          $ 15,378,388           $ 15,540,209
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



Date    October 5, 2000

By     /s/  Richard A. Whitman
      ---------------------------------------
       Richard A. Whitman, President and CEO