Form 10KSB40
period 2000-10-31
MEDICAL RESOURCES MANAGEMENT INC
filed 2001-02-13
CIK 1039142

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13009

                       MEDICAL RESOURCES MANAGEMENT, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              NEVADA                                       95-4607643
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

  932 GRAND CENTRAL AVENUE GLENDALE, CALIFORNIA                91201
  ---------------------------------------------             ----------
    (Address of principal executive offices)                (Zip Code)

                                 (818) 240-8250
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act:
       --------------------------------------------------------------
                                  None

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------
                     Common Stock, par value $.001 per share

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes __X__    No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for the fiscal year ended October 31, 2000 were $ 11,102,650.

As of February 8, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the average of the closing bid and asked prices on such date) was approximately $ 1,048,000.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Registrant's proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before February 28, 2001.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Report on Form 10-KSB containing such forward-looking statements include "Description of Business," "Historical Background," "Growth," "Acquisitions," "Products and Services," "Marketing and Sales," "Markets," "Government Regulations," Potential Exposure to Liability" and "Competition" under Item 1 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 6 below. Statements in this Form 10-KSB which address activities, events or developments that we expect or anticipate will or may occur in the future, including such topics as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other development and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on our behalf.

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

HISTORICAL BACKGROUND

     Medical Resources Management, Inc. was incorporated in Nevada in 1991. Our largest wholly owned operating subsidiary, PRI, was incorporated in California in 1973 and moved to its present headquarters building in 1994, located in Glendale, California. PRI also has sales and service offices in Dublin, CA, Englewood, CO, Salt Lake City, UT, Las Vegas, NV and Tempe, AZ. PRI produced approximately 82% and 75% of our consolidated revenues during the fiscal years ended October 31, 2000 and 1999, respectively.

     We entered the hospital equipment rental market in 1974, the mobile laser/surgical services market in 1987, cosmetic skin resurfacing in 1994 and leg vein treatment and tattoo removal in 1997. We began to expand our mobile laser/surgical services to doctors' offices and their clinics in 1995. This business is complementary to our existing laser/surgical services which we provide to hospitals. In 1997, we made the decision to expand our cosmetic services to include specialized lasers for treatment of vascular lesions, pigmented lesions and tattoo removal.

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

     Our strategic plan is to grow through (1) internal expansion, (2) the acquisition of or combination with other companies in the medical services business to take advantage of current opportunities in the market place and
(3) the formation of limited liability partnerships with physicians. Opportunities for growth are created because a wider range of new surgical laser equipment is coming to market with features oriented toward a wider variety of medical specialties. This is increasing the number of surgical laser procedures performed. Another factor favoring growth of surgical laser rentals by hospitals is the effort by managed care to reduce costs through less invasive procedures. The managed care effort has also reduced funds available for investment in new equipment and training.

ACQUISITIONS

     On March 31, 1997, we acquired 100% of the issued and outstanding capital stock of Pulse Medical Products, Inc. ("Pulse"), then headquartered in Boise, ID, in exchange for 325,000 shares of our common stock. As a result, Pulse became our wholly owned subsidiary. Pulse rents medical equipment and sells related equipment and supplies, and conducts its business in Colorado. Pulse has continued to operate as our wholly owned subsidiary, with its headquarters in Englewood, CO. In April 2000, we discontinued Pulse's operations in Boise, ID.

     On June 30, 1997, we acquired 100% of the issued and outstanding capital stock of Laser Medical, Inc. ("Laser Medical"), headquartered in Salt Lake City, UT, in exchange for 190,000 shares of our common stock. As a result, Laser Medical became our wholly owned subsidiary. In addition, we obtained a non-compete agreement from the principal former shareholder of Laser Medical in consideration of the payment of $80,000 in cash. Laser Medical provides mobile laser/surgical services to hospitals, out patient surgery centers, and physicians' offices. Laser Medical operates its business in Utah and Colorado. Since the date of its acquisition, Laser Medical has operated as our wholly owned subsidiary, with its headquarters in Salt Lake City, UT. We plan to dissolve Laser Medical in 2001 and to absorb its business into PRI.

     Also on June 30, 1997, we acquired 100% of the issued and outstanding capital stock of MedSurg Specialties, Inc. ("MedSurg"), located in Brea, CA, in exchange for 214,667 shares of our common stock. As a result, MedSurg became our wholly owned subsidiary. In addition, we obtained a non-compete agreement from the principal former shareholder of MedSurg in consideration of the payment of $138,000 in cash ($50,000 in July 1997, with the balance paid $50,000 in fiscal year 1998 and $38,000 in fiscal year 1999). MedSurg's operations, which were conducted primarily in the Southern California area, were absorbed into PRI at the time of the acquisition.

     Effective November 1, 1997, we acquired 100% of the issued and outstanding capital stock of Texas Oxygen Medical Equipment Company ("Tomec"), headquartered in Mansfield, TX, in exchange for 40,000 shares of our own common stock. As a result, Tomec became our wholly owned subsidiary. Tomec's operations, which were conducted in Texas, were discontinued in April 2000.

     We intend to selectively continue the pursuit of our strategic plan of acquiring other companies in the medical services business to take advantage of current opportunities in the market place.

PRODUCTS AND SERVICES

     Our technicians deliver equipment and provide technical support to physicians and operating room ("O.R.") personnel as needed. Once our technician is at the customer site, he posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications or documentation required for hospital record-keeping. Our technician sets the physician's requested power settings and maintains a laser safe environment during the surgical procedure. Hospitals and surgery facilities, especially those with fluctuating occupancy levels, find this outsourcing of trained technicians, on an as-needed basis, a cost effective alternative to training and staffing their own personnel. More than 60% of our revenue was generated from the rental of technician-supported equipment (including related disposable sales) during each of the last two fiscal years.

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

MARKETS

     Our principal markets, and percent of revenue from each, during the fiscal years ended October 31, 2000 and 1999 were as follows:


                                                       FISCAL 2000   FISCAL 1999

         Mobile laser/surgical services                    42%           44%
         Cosmetic mobile laser/surgical services
           (primarily physician office based)              19%           11%
         Medical equipment rentals                         26%           29%
         Disposable and equipment sales                    11%           14%
         Biomedical services and other revenues             2%            2%


HOSPITAL MOBILE LASER/SURGICAL SERVICES

     The Southern California market is a mature market place and growth is dependent on new procedures and products. The market in other parts of the country is not as mature, providing us with greater growth opportunities in other geographic markets.

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

COMPETITION

     The market for our services is highly competitive. Companies, particularly in the laser surgery industry, compete by price, thereby impacting profit margins. In spite of such competition, we believe that we can compete successfully, since we provide surgical laser equipment to hospitals, ambulatory surgery centers and doctors' offices, and are able to build our business on the interrelation of these market segments.

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

EMPLOYEES

     As of October 31, 2000, we employed 97 full time persons, 62 of which were involved in operations activities (most of these were active as field technicians), 18 of which were involved in sales and marketing, and 17 of which were involved in administration and accounting. In addition, we employ 9 part time and occasional employees as technicians to handle overload situations. None of these employees is represented by a union. We believe that our relationship with our employees is good.

RECENT DEVELOPMENTS

     During November and December 2000, we issued an aggregate of $400,000 in convertible subordinated debt to certain affiliates. These instruments bear interest at a rate of 8% per annum, mature 3 months from date of issuance and are convertible into shares of our common stock at a rate of one share for each $0.10 of principal amount. This convertible subordinated debt was exempt from registration under Section 4(2) of the Securities Act of 1933.

     In December 2000, we sold 1,333,333 shares of our common stock to a strategic buyer in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. These shares were sold at a price of $0.30 per share, with no offering expenses, resulting in net proceeds of $400,000.

     In January 2001, the Company entered into an agreement with Emergent Group, Inc. (OTC BB: EMGRE.OB) ("Emergent") for a merger of the two companies. Under the terms of the agreement, each share of the Company's common stock will be exchanged for 0.37 shares of Emergent stock. The Company will operate as a wholly owned subsidiary of Emergent after the merger. Consummation of the merger is subject, among other conditions, to approval by the shareholders of each of the two companies.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 14,400 square feet of space for our headquarters in Glendale, California on a lease that expires in May 2001, for $10,880 per month, with a CPI based rent escalation clause. This lease also provides an option to rent this facility for an additional five years. We exercised this option in February 2001. We also lease about 2,000 square feet of space for our field and sales office in Dublin, California under a lease that expires in March 2001, for $2,877 per month, with a CPI based rent escalation clause.

     In addition, we lease field and sales offices in Stockton, California, Englewood, Colorado, Tempe, Arizona and Salt Lake City, Utah. Total combined square footage is 5,180 for approximately $4,000 per month on a month-to-month basis.

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


                                                              Bid Prices
                                                       ------------------------
                                                          HIGH          LOW
                                                       ----------    ----------
          Quarter ended
            January 31, 1999                             $0.531       $0.125
            April 30, 1999                               $0.531       $0.125
            July 31, 1999                                $2.063       $0.125
            October 31, 1999                             $1.000       $0.250

            January 31, 2000                             $0.625       $0.125
            April 30, 2000                               $0.875       $0.188
            July 31, 2000                                $0.563       $0.156
            October 31, 2000                             $0.438       $0.187


HOLDERS OF COMMON STOCK

     As of October 31, 2000, the number of holders of record of our common stock was 465.

DIVIDENDS

     To date, we have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We anticipate that all earnings, if any, for the foreseeable future will be retained for development of our business. We are prohibited from paying dividends by our bank loan agreement if we are in default of any of the loan covenants.

RECENT SALES OF UNREGISTERED SECURITIES

     During November and December 2000, we issued an aggregate of $400,000 in convertible subordinated debt to certain affiliates. These instruments bear interest at a rate of 8% per annum, mature 3 months from date of issuance and are convertible into shares of our common stock at a rate of one share for each $0.10 of principal amount. This convertible subordinated debt was exempt from registration under Section 4(2) of the Securities Act of 1933.

     In December 2000, we sold 1,333,333 shares of our common stock to a strategic buyer in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. These shares were sold at a price of $0.30 per share, with no offering expenses, resulting in net proceeds of $400,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Statements of Income:

                                                        Year ended October 31,
                                                        ----------------------
                                                          2000         1999
                                                        ---------    ---------
Net revenue .......................................      100.0%         100.0%
Cost of revenue ...................................       45.6           36.5
Depreciation expense ..............................       17.3           14.4
                                                        ---------    ---------
Gross profit ......................................       37.1           49.1
Selling expenses ..................................       19.7           18.8
General and administrative expenses ...............       17.8           19.3
Restructuring and closure expenses ................        3.6             --
                                                        ---------    ---------
Operating income (loss) ...........................       (4.0)          11.0
Interest expense ..................................       10.1           10.4
                                                        ---------    ---------
Income (loss) before income taxes .................      (14.1)           0.6
Provision for income taxes ........................         --            0.2
                                                        ---------    ---------
Net income (loss) .................................      (14.1)%          0.4%
                                                        =========    =========


YEAR ENDED OCTOBER 31, 2000 COMPARED TO YEAR ENDED OCTOBER 31, 1999

     For the year ended October 31, 2000, net revenue was $11.10 million, compared to $11.73 million during the fiscal year ended October 31, 1999, a decrease of $ 626,000, or 5.3%. The decrease in net revenue is principally due to (1) a decrease in disposable and equipment sales of $ 483,000 and a decrease in medical rental revenue of approximately $ 459,000, both as a result of the closure of operations in Idaho and Texas and of lower medical rental revenue in Southern California and (2) a decrease in biomedical service revenue of $ 139,000, all of which decreases were offset in part by
(3) an increase in surgical and cosmetic laser services revenue of $ 404,000 attributable to a higher volume of cases in Southern California (offset in part by lower per case revenue) and (4) an increase of $ 51,000 in other revenue. The decreases in revenue cited above were principally the result of the closure of facilities in Boise, Idaho and Mansfield, Texas during the quarter ended April 30, 2000. During that quarter, the Company conducted an intensive review of its corporate staff and of each of its operating subsidiaries. At the conclusion of this review, a decision was made to restructure or eliminate certain management positions. In addition, the Company decided to close it offices in Idaho and Texas due to ongoing operating losses and negative cash flows in these geographic areas.

     Cost of revenue (excluding depreciation expense) for the year ended October 31, 2000 totaled $5.07 million, or 45.6% of net revenue, compared to $4.28 million, or 36.5% of net revenue, in the prior fiscal year ended October 31, 1999, an increase of $ 792,000, or 18.5%. The increase in cost of revenue is chiefly attributable to (1) an increase in the volume of laser surgical service cases in Southern California of approximately 12% during fiscal year 2000, resulting in higher direct costs, principally disposables and technician labor,
(2) the write-off of approximately $123,000 in inventories in conjunction with the closure of facilities in Idaho and Texas, (3) higher cost of equipment sales during the second and third quarters of fiscal year 2000, (4) $89,000 in costs relating to the lithotripsy services introduced in fiscal year 2000 and (5) higher fuel expense due to rising gasoline prices during fiscal year 2000.

     Depreciation expense directly attributable to net revenue for fiscal year 2000 was $1.92 million compared to $1.70 million for fiscal year 1999, an increase of $ 222,000, or 13.1%. This increase in depreciation expense is primarily the result of the addition of equipment during the latter part of fiscal year 1999 and the first nine months of fiscal year 2000.

     Gross profit for the fiscal year ended October 31, 2000 was $4.12 million, or 37.1% of net revenue, compared to $5.76 million, or 49.1% of net revenue, in the prior fiscal year, a decrease of $1.64 million, or 28.5%. The decrease in gross profit is principally the result of the factors described previously.

     For the fiscal year ended October 31, 2000, selling expenses were $2.19 million, compared to selling expenses of $2.20 million for the prior fiscal year, a slight decrease of $ 14,000, or 0.6%. As a percentage of net revenue, selling expenses increased somewhat to 19.7% in the year ended October 31, 2000, compared to 18.8% in the prior fiscal year, as a result of lower revenue in fiscal year 2000.

     General and administrative ("G&A") expenses totaled $2.00 million for the year ended October 31, 2000, compared to $2.26 million in the year ended October 31, 1999, a decrease of $ 261,000, or 11.6%. As a percentage of net revenue, G&A expenses decreased from 19.3% in the fiscal year 1999 to 18.0% in the fiscal year 2000. The decrease in the amount of G&A expense is chiefly attributable to
(1) a decrease in write-off of software development costs from $ 107,000 in fiscal year 1999 to no write-offs in fiscal year 2000, (2) a decrease of $44,000 in expenses relating to the effort to refinance debt during fiscal year 1999 and
(3) a reduction of management personnel related to the corporate restructuring during the second quarter of fiscal year 2000, all of which decreases were offset in part by higher compensation costs and higher professional fees during the later half of fiscal year 2000.

     Restructuring and closure expenses for the year ended October 31, 2000 totaled approximately $398,000. There were no such expenses during the prior fiscal year. See Note 1 to the audited financial statements filed as an exhibit hereto.

     Operating loss for fiscal year 2000 was $474,000, or 4.3% of net revenue, compared to operating income of $1.29 million in the year ended October 31, 1999, or 11.0% of net revenue. This decrease in operating income in fiscal year 2000 from fiscal year 1999 is attributable to all of the factors previously cited herein.

     For the year ended October 31, 2000, interest expense totaled $1.12 million, compared to $1.22 million in the prior fiscal year, a decrease of $ 93,000, or 7.7%. This decrease in interest expense is primarily the result of capital leases which have matured in fiscal 2000.

     The loss before income taxes was $1.60 million for the year ended October 31, 2000, compared to income before taxes of $71,000 in the year ended October 31, 1999, a negative variance of $1.67 million. The loss before income taxes, as a percentage of net revenue, was 14.4% in the year ended October 31, 2000, compared to income before taxes equal to 0.6% of net revenue in the year ended October 31, 1999. This variance occurred as a result of the all of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. As of October 31, 2000, we had a working capital deficiency of $4.5 million and for the year ended October 31, 2000 incurred a net loss of $1.6 million. Management has recently announced a merger agreement with Emergent Group, Inc. (see Item 1 - Recent Developments). Management intends to raise capital to fund our future operations and growth. In addition, management is in current negotiations to extend the existing line of credit. Until these transactions occur, there can be no assurance that we will have sufficient liquidity to fund operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, leasing arrangements, trade payables and the sale of our Common Stock.

     During the fiscal year ended October 31, 2000, net cash provided by operating activities was $869,000, which resulted principally from net loss of $1.60 million adjusted for (a) depreciation and amortization expense of $2.10 million, (b) the write-off of customer lists in the amount of $151,000, (c) a provision for doubtful accounts of $32,000 and (d) a net decrease of approximately $ 193,000 in working capital items, all of which were offset in part by gains from sales of assets of approximately $5,000.

     Net cash used in investing activities during the fiscal year ended October 31, 2000 totaled $1.71 million, which was comprised of (a) capital expenditures in the amount of $1.84 million, (b) an increase in other assets of $92,000 and
(c) an increase in loan fees of $15,000, all of which were offset in part by net proceeds from the sales of assets of $ 230,000.

     During the fiscal year ended October 31, 2000, net cash provided by financing activities totaled $898,000, consisting of (a) net proceeds in the amount of $1.74 million from the issuance of common stock, (b) $128,000 in proceeds from the exercise of stock options, (c) $1.84 million in borrowings on long-term debt, (d) $ 34,000 in borrowings on capital lease refinancings, all of which were offset in part by (e) repayments on a bank line of credit in the amount of $ 125,000, (f) $1.88 million in principal payments on capital lease obligations and (g) $ 851,000 in principal payments on long-term debt.

DEBT REFINANCING

     On March 31, 1999 we entered into an agreement with a bank that provides for a $2 million term loan (Bank Term Loan) and a $2 million line of credit (Bank Line of Credit). The proceeds from the Bank Term Loan were used to repay in full the then-existing term loan with Merrill Lynch, as well as for working capital purposes, including payment of past-due lease payments. The Bank Term Loan bears interest at a rate of prime plus 1.25%, with principal due in 60 equal monthly installments commencing in May 1999. The balance on the Bank Term Loan as of October 31, 2000 was approximately $1.43 million.

     The proceeds from the Bank Line of Credit were used for working capital purposes. This Bank Line of Credit bears interest at a rate of prime plus 1.00%, with borrowings based upon eligible accounts receivable as defined. The balance outstanding under the Bank Line of Credit as of October 31, 2000 was approximately $918,000.

     The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. As of October 31, 2000, we were not in compliance with certain financial covenants of the Bank Line of Credit and Bank Term Loan. As a result, we have classified all of the bank loan facilities as current liabilities in the balance sheet as of October 31, 2000.

COMMITMENTS

     We had no material commitments for capital expenditures at October 31, 2000. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available from debt facilities, as well as additional debt or equity offerings, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months. However, there can be no assurance that any additional debt or equity offerings will occur. If we are unable to obtain such funds from additional debt or equity offerings, we will have to curtail our capital expenditures.

ITEM 7. FINANCIAL STATEMENTS.

     See financial statements included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth our executive officers and directors, and their principal occupations for the past five years, as of October 31, 2000:


NAME                                AGE              CURRENT POSITIONS WITH COMPANY

Richard A. Whitman                   50              President, CEO and Chairman of the Board

Al Guadagno                          57              Senior Vice President and CFO

Calvin Yee                           36              Chief Operating Officer

Richard M. Greenwood                 53              Director

Marc Kerner                          37              Director

Paul W. Mikus                        35              Director

Donald G. Petrie                     45              Director

Mark Waldron                         33              Director

Daniel Yun                           33              Director


     RICHARD A. WHITMAN. Mr. Whitman joined our Board of Directors in November 1999, was appointed President and CEO in January 2000, and elected as Chairman in May 2000. From 1987 to 1991, he served as founder, President and CEO of RAM Telephone & Communications. He also founded Correctional Communications Corporation, where he served as Chairman from 1991 to 1997. Mr. Whitman is a graduate of the University of Southern California.

     AL GUADAGNO. Mr. Guadagno was elected to the offices of Senior Vice President and Chief Financial Officer in August 2000. Prior to that time, he served as Vice President, Finance for Vidfilm Services from 1994 to 2000. Mr. Guadagno has more than 20 years of experience in accounting, finance and operations. He is a graduate of Oklahoma University with a degree in accounting.

     CALVIN YEE. Mr. Yee was elected to the office of Chief Operating Officer in December 2000. Mr. Yee was appointed as a Vice President of Emergent Group, Inc. in November 2000. He is a co-founder and partner of Pangaea Ventures Ltd., a Canadian technology venture capital firm, founded in January 2000. Prior to that time, he served as Vice President of National Australia Bank from 1997 to 1999, where he was responsible for managing the bank's derivative business in North America. Mr. Yee earned his MBA from the University of Western Ontario in London, Canada, and received his undergraduate degree in business from the University of Calgary.

     RICHARD M. GREENWOOD. Mr. Greenwood was elected to the Board of Directors in July 2000. He has served as the President and CEO of Predictive Data Systems, Inc since 1998. He previously served as the CEO of Bank Plus-Fidelity Federal Bank from 1992 until 1998. He is a graduate from the University of Idaho and the American Graduate School of International Management.

     MARC KERNER. Dr. Kerner, M.D., F.A.C.S., was elected to the Board of Directors in June 2000. He is certified by the American Board of Facial Plastic and Reconstructive Surgery and the American Board of Otolaryngology Head and Neck Surgery. Dr. Kerner graduated with high honors from the University of Southern California School of Medicine in 1989, and completed a residency and postdoctoral fellowship in Otolaryngology Head and Neck Surgery at UCLA in 1995. He is the Medical Director of Northridge Facial Plastic Surgery Medical Group.

     PAUL W. MIKUS. Mr. Mikus was elected to the Board of Directors in September 2000. He has served as the President, CEO and Chairman of Endocare since June 1995. He also serves on the Board of Directors of Sanarus Medical, Inc.

     DONALD G. PETRIE. Mr. Petrie was elected to the Board of Directors in January 2000. He is the founder of owner of Petrie & Associates, Inc., an insurance and financial services firm, where he has served as President since 1996. Mr. Petrie holds a law degree from the University of Missouri, and is licensed to practice law in the state of Missouri. In addition, he is a graduate of the University of Colorado with degrees in accounting and finance.

     MARK WALDRON. Mr. Waldron was elected to the Board of Directors in October 2000. He is a Managing Partner of Emergent Capital, a venture capital firm, where he has served since 1998. Previously, he served as Vice President at J.P. Morgan from 1993 to 1998. He holds an MBA from Northwestern University, and received an undergraduate degree from the University of Western Ontario in London, Canada.

     DANIEL YUN. Mr. Yun was elected to the Board of Directors in October 2000. He is a Managing partner of Emergent Capital, a venture capital firm, where he has served since 1998. Mr. Yun was formerly a Vice President at Lehman Brothers from 1995 until 1998. He holds a BS in Mathematics and Economics from the U. S. Military Academy at West Point.

ITEM 10. EXECUTIVE COMPENSATION

     The information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before February 28, 2001 with respect to executive compensation and transactions is hereby incorporated by reference in response to this item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before February 28, 2001 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference in response to this item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 31, 1997, in connection with a private placement, we issued 86,400 Units to Allen Bonnifield, our [former] Chairman of the Board and Chief Executive Officer, in exchange for a cancellation of our indebtedness owed to him in the amount of $108,000. Each Unit consisted of one share of Common Stock, one Class A warrant to purchase one share of Common Stock at a price of $2.50 per share, and one Class B warrant to purchase one share of Common Stock at a price of $4.00 per share. On April 24, 1997, we issued 116,440 Units in the above-mentioned private placement to Susan Bonnifield, the wife of Allen Bonnifield, in exchange for a cancellation of our indebtedness owed to her in the amount of $145,550. In both of these transactions, the Units were exchanged at a rate of one Unit for each $1.25 of indebtedness forgiven. In addition, in January 1997, Mr. Bonnifield purchased 16,000 Units in the above-mentioned private placement at a price of $1.25 per unit, or an aggregate of $20,000.

     Allen Bonnifield has also executed personal guarantees for certain leases and to a bank for the current bank loan facilities.

     In April 2000, we borrowed $100,000 each from two individuals, for an aggregate borrowing of $200,000. These loans are in the form of a note payable to each of the two individuals, and bear interest at a rate of 10% per annum, with interest payable monthly and principal due in full in April 2001. In addition, each of these two individual lenders received 50,000 non-qualified stock options at the time that the loan proceeds were received by us, which resulted in deemed compensation of $28,000 in the aggregate. One of these individuals is Edward Whitman, the father of our Chairman, President and CEO. The terms and conditions of these loans are believed to be the same as would be offered to an independent third party by us.

     In January 2000, the Company entered into a 3-year employment contract with Richard Whitman, its Chairman, President and CEO. This contract provides for an annual base compensation of $180,000, an annual bonus based upon performance, and the issuance of 1,009,050 non-qualified stock options at the inception of the contract (equal to 10% of the fully diluted shares outstanding at the inception of this contract). In addition, the contract provides that, if Mr. Whitman is terminated prior to the end of the contract, he will then be entitled to receive compensation through the end of the contract.

     In August 2000, the Company entered into a 2-year employment contract with Al Guadagno, its Senior Vice President and CFO. This contract provides for an annual base compensation of $150,000, an annual bonus based upon performance, and the issuance of 350,000 non-qualified stock options at the inception of the contract. In addition, the contract provides that, if Mr. Guadagno is terminated prior to the end of the contract, he will then be entitled to receive compensation through the end of the contract.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents filed herewith as part of this report:

                                                                                             PAGE

     1. Financial Statements:

          Report of Independent Auditors                                                      F-1

          Consolidated Balance Sheet - October 31, 2000                                       F-2

          Consolidated Statements of Operations - Years Ended
               October 31, 2000 and 1999                                                      F-4

          Consolidated Statements of Shareholders' Equity -
               Years Ended October 31, 2000 and 1999                                          F-5

          Consolidated Statements of Cash Flows - Years Ended
               October 31, 2000 and 1999                                                      F-6

          Notes to Consolidated Financial Statements                                          F-7

       2.  Exhibits:
               See Exhibits Index. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Glendale, California on the 13th day of February, 2001.

MEDICAL RESOURCES MANAGEMENT, INC.

By     /s/  RICHARD A. WHITMAN
      -------------------------------------------------------------
       Richard A. Whitman, President, CEO and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February, 2001.


         SIGNATURE                                                     TITLE

By     /s/  RICHARD A. WHITMAN
      ----------------------------------------------------
       Richard A. Whitman                                              President, CEO and Chairman of the Board
                                                                       (Principal Executive Officer)
By     /s/  AL GUADAGNO
      ----------------------------------------------------
       Al Guadagno                                                     Senior Vice President and CFO
                                                                       (Principal Financial and Accounting Officer)
By     /s/  CALVIN YEE
      ----------------------------------------------------
       Calvin Yee                                                      Chief Operating Officer

By     /s/  RICHARD M. GREENWOOD
      ----------------------------------------------------
       Richard M. Greenwood                                            Director

By     /s/  MARC KERNER
      ----------------------------------------------------
       Marc Kerner                                                     Director

By     /s/  PAUL W. MIKUS
      ----------------------------------------------------
       Paul W. Mikus                                                   Director

By     /s/  DONALD G. PETRIE
      ----------------------------------------------------
       Donald G. Petrie                                                Director

By     /s/  MARK WALDRON
      ----------------------------------------------------
       Mark Waldron                                                    Director

 By     /s/  DANIEL YUN
      ----------------------------------------------------
       Daniel Yun                                                      Director


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

10.8 Amendment to Warrant Agreement - Class A Redeemable Warrant, dated September 26, 1999. (5)

10.9 Amendment to Warrant Agreement - Class B Redeemable Warrant, dated September 26, 1999. (5)

10.10      Loan Agreement dated March 30, 1999 between Physiologic Reps and Santa
           Monica Bank.  (5)

10.11      Promissory Note dated March 30, 1999 between Physiologic Reps and Santa
           Monica Bank (Line of Credit).  (5)

10.12      Promissory Note dated March 30,1999 between Physiologic Reps and Santa
           Monica Bank (Term Loan).   (5)



EXHIBIT    EXHIBIT DESCRIPTION
NUMBER

10.13      Registrant's 2000 Stock Incentive Plan.  (7)

10.14      Agreement and Plan of Reorganization and Merger among Medical
           Resources Management, Inc., Emergent Group, Inc. and MRM Acquisition,
           Inc. dated as of January 23, 2001. (6)

21.0       Subsidiaries of the Registrant.  (7)



-------------------------------------
(1) Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.

(2) Exhibit filed with Registrant's Form 10-QSB for the quarter ended July 31, 1997 and incorporated by reference herein.

(3) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1997 and incorporated by reference herein.

(4) Exhibit filed with Registrant's Form 10-QSB for the quarter ended January 31, 1998 and incorporated by reference herein.

(5) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1999 and incorporated by reference herein.

(6) Exhibit filed with Registrant's Form 8-K filed on January 31, 2001.

(7) Exhibit filed herewith.

                         Report of Independent Auditors

Board of Directors and Shareholders
Medical Resources Management, Inc.

We have audited the accompanying consolidated balance sheet of Medical Resources Management, Inc. as of October 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources Management, Inc. at October 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company's net loss, its net working capital deficiency and violation of certain covenants of the loan with the bank raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements as of and for the year ended October 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Ernst & Young LLP

Los Angeles, California
January 26, 2001

                       Medical Resources Management, Inc.

                           Consolidated Balance Sheet

                                October 31, 2000

ASSETS
Current assets:
   Cash and cash equivalents                                         $    98,578
   Accounts receivable, less allowance of $ 60,000                     1,376,840
   Inventories                                                           737,184
   Prepaid expenses                                                      172,329
                                                                     -----------
Total current assets                                                   2,384,931


Property and equipment:
   Rental equipment                                                   22,019,599
   Transportation equipment                                              905,354
   Office furniture and equipment                                        496,477
   Leasehold improvements                                                 85,573
                                                                     -----------
                                                                      23,507,003
   Less accumulated depreciation and amortization                     11,460,040
                                                                     -----------
Net property and equipment                                            12,046,963

Other assets:
   Intangible assets, net of accumulated amortization of $ 382,046       348,815
   Deposits and other assets                                             322,359
                                                                     -----------
Total other assets                                                       671,174
                                                                     -----------
Total assets                                                         $15,103,068
                                                                     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Medical Resources Management, Inc.

                                October 31, 2000


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    587,438
   Accrued expenses                                              754,854
   Note payable to a bank                                        917,724
   Current portion of long-term debt                           2,745,954
   Current portion of obligations under capital leases         1,883,709
                                                            ------------
Total current liabilities                                      6,889,679


Long-term debt, net of current portion                         1,434,458

Obligations under capital leases, net of current portion       2,001,651

Deferred income taxes                                          1,220,016

Commitments and contingencies

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares - 13,892,155                  13,892
   Additional paid-in capital                                  3,585,035
   Accumulated deficit                                           (41,663)
                                                            ------------
Total shareholders' equity                                     3,557,264
                                                            ------------
Total liabilities and shareholders' equity                  $ 15,103,068
                                                            ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Medical Resources Management, Inc.

                      Consolidated Statements of Operations

                                                             Year Ended October 31
                                                              2000           1999
                                                         ------------    ------------
Net revenue                                              $ 11,102,650    $ 11,728,537

Cost of revenue                                             5,068,584       4,276,953
Depreciation expense                                        1,918,352       1,696,356
                                                         ------------    ------------
Gross profit                                                4,115,714       5,755,228

Selling expenses                                            2,190,047       2,203,848
General and administrative expenses                         2,001,201       2,263,076
Restructuring and closure expenses                            398,395            --
                                                         ------------    ------------
Operating income (loss)                                      (473,929)      1,288,304

Interest expense                                            1,124,285       1,217,757
                                                         ------------    ------------
Income (loss) before income taxes                          (1,598,214)         70,547
Provision for income taxes                                       --            27,711
                                                         ------------    ------------
Net income (loss)                                        $ (1,598,214)   $     42,836
                                                         ============    ============

Net income (loss) per common share (basic and diluted)   $       (.20)   $        .01
                                                         ============    ============
Weighted average common shares (basic and diluted)          8,112,227       7,396,283
                                                         ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Medical Resources Management, Inc.

           Consolidated Statements of Changes in Shareholders' Equity



                                                    Common Stock            Additional     Retained
                                               Shares          Amount    Paid-in Capital   Earnings        Total
                                            -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1998                   7,385,927    $     7,386    $ 1,683,326    $ 1,513,715    $ 3,204,427
   Issuance of stock for acquisitions            21,000             21         10,479           --           10,500
   Net income for year                             --             --             --           42,836         42,836
                                            -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1999                   7,406,927          7,407      1,693,805      1,556,551      3,257,763
   Issuance of stock                          5,833,332          5,833      1,738,177           --        1,744,010
   Issuance  of stock  upon  exercise  of
   stock options                                686,576            687        127,038           --          127,725
   Issuance of stock to non-employees            15,320             15                      22,965 -         22,980
   Issuance of stock options to
   non-employees                                   --             --           28,000           --           28,000
   Cancellation of stock surrendered            (50,000)           (50)       (24,950)          --          (25,000)
   Net loss for year                               --             --             --       (1,598,214)    (1,598,214)
                                            -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2000                  13,892,155    $    13,892    $ 3,585,035    $   (41,663)   $ 3,557,264
                                            ===========    ===========    ===========    ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Medical Resources Management, Inc.

                      Consolidated Statements of Cash Flows


                                                                  Year Ended October 31
                                                                   2000           1999
                                                               -----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                              $(1,598,214)   $    42,836
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
     Depreciation and amortization of property and equipment     1,963,507      1,736,088
     Amortization of intangibles                                   132,171        141,459
     Provision for doubtful accounts                                32,129         76,215
     Deferred income taxes                                            --           25,111
    (Gain) loss on sales of assets                                  (4,875)        (2,390)
     Write off of customer list                                    151,139           --
     Changes in operating assets and liabilities:
        Accounts receivable                                        229,308        201,667
        Inventories                                                 84,430        (44,879)
        Prepaid expenses                                           (18,011)        34,374
        Income tax receivable                                       (2,430)        20,843
        Accounts payable                                          (227,940)      (480,068)
        Accrued expenses                                           128,044       (141,726)
                                                               -----------    -----------
Net cash provided by operating activities                          869,258      1,609,530

INVESTING ACTIVITIES
Purchases of property and equipment                             (1,837,438)    (1,372,434)
Net proceeds from sales of assets                                  230,366         26,900
Payments for non-compete agreements                                   --          (38,000)
Increase in deposits and other assets                             (106,831)       (54,407)
                                                               -----------    -----------
Net cash used for investing activities                          (1,713,903)    (1,437,941)

FINANCING ACTIVITIES
Net proceeds from sales of common stock                          1,744,010           --
Proceeds from exercise of stock options                            127,725           --
Borrowings (repayments) on bank line of credit                    (124,910)     1,042,634
Borrowings on long-term debt                                     1,843,925      2,899,604
Borrowings on capital lease refinancing                             34,176           --
Principal payments on long-term debt                              (850,915)    (1,997,603)
Principal payments on capital lease obligations                 (1,876,120)    (2,212,120)
                                                               -----------    -----------
Net cash (used for) provided by financing activities               923,871       (267,485)
Net increase (decrease) in cash and cash equivalents                53,246        (95,896)
Cash and cash equivalents at beginning of period                    45,332        141,228
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $    98,578    $    45,332

                                                               ===========    ===========
SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
   Interest                                                    $ 1,145,081    $ 1,271,140
                                                               ===========    ===========
   Taxes                                                       $     2,400    $     2,730
                                                               ===========    ===========
Capital lease obligations entered into for equipment           $   439,587    $   158,850
                                                               ===========    ===========
Common stock and stock options issued as compensation          $    50,980    $    10,500
                                                               ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Medical Resources Management, Inc.

                   Notes to Consolidated Financial Statements

                                October 31, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Medical Resources Management, Inc. (MRM or the Company) engages in the business of renting medical equipment, providing associated technical support, and also selling related supplies. Customers of the Company are located throughout much of the western United States. The financial statements include MRM, the holding company, consolidated with all of its wholly owned subsidiaries - Physiologic Reps, Inc. (acquired in fiscal year
1996), Pulse Medical Products, Inc. (Pulse), Laser Medical, Inc., MedSurg Specialties, Inc. (all acquired in fiscal year 1997) and Texas Oxygen and Medical Equipment Company (acquired in fiscal year 1998). All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of MRM's business. As of October 31, 2000, the Company has a working capital deficiency of $4.5 million and for the year ended October 31, 2000 incurred a net loss of $1.6 million. Management has recently announced a merger agreement with Emergent Group, Inc. (see Note
10). Management intends to raise capital to fund the future operations and growth of MRM. In addition, management is in current negotiations to extend the existing line of credit. Until these transactions occur, there can be no assurance that the Company will have sufficient liquidity to fund operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RESTRUCTURING AND CLOSURE EXPENSES

During the quarter ended April 30, 2000, the Company conducted an intensive review of its corporate staff and of each of its operating subsidiaries. At the conclusion of this review, a decision was made to restructure or eliminate certain management positions. In addition, MRM decided to close two of its offices in Boise, Idaho and Mansfield, Texas due to ongoing operating losses and negative cash flows in these geographic areas.

As a result of these decisions, the Company incurred certain restructuring and closure expenses during the quarter ended April 30, 2000. These restructuring and closure costs and expenses included (i) the write-off of customer lists and certain other non-cash write-offs, as well as legal fees, travel expenses, severance expense, consulting fees and employee benefit accruals, all of which amounted to $398,395 in the aggregate, and (ii) the write-down of certain supplies and consumables inventories in conjunction with the closures in Idaho and Texas in the amount of $123,000 (included in cost of sales for the quarter ended April 30, 2000).

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all investments in highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

                       Medical Resources Management, Inc.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

Intangible assets consisting of the excess of purchase price over assets acquired are being amortized over a period of 12 to 15 years. Payments for non-compete agreements are capitalized and then amortized over the period of the non-compete agreement. The carrying value of intangible assets and long-lived assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying value would be reduced by the estimated shortfall of discounted cash flows. Any impairment is charged to expense in the period in which the impairment is incurred.

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

                       Medical Resources Management, Inc.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations, and intends to continue doing so. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company provides proforma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method, and records expense based on the values determined.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with banks. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers primarily with small balances. Management reviews these balances on a monthly basis and maintains reserves for potential credit losses, which losses have historically been within management's expectations. The Company generally sells on credit terms of 30 days and requires no collateral.

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

                       Medical Resources Management, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate their fair value based on the short-term maturities of these instruments. The carrying amount of the Company's outstanding balances under its long-term debt instruments approximates fair value because the interest rates on outstanding borrowings vary according to current market rates or are set to approximate market rates.

NEW ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 will be effective in fiscal 2001. The Company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

2.   INVESTMENTS

During fiscal years 2000 and 1999, the Company acquired an approximate 20% equity interest in each of seven separate limited liability companies (LLCs). The LLCs were formed by the Company and certain physicians for an investment by the Company of between $5,000 and $17,500. The Company manages the LLCs and provides operating and administrative services to the LLCs. The Company accounts for its interests in the LLCs using the equity method of accounting. During the fiscal years ended October 31, 2000 and 1999, the Company recognized fee revenues of $1,118,367 and $887,851, respectively, relating to the operations, management and other services provided to the LLCs. In addition, $15,803 and $36,001 was recorded for the Company's equity interests in the profit of these LLCs during fiscal years 2000 and 1999, respectively. Additionally, the Company is a guarantor of certain debt of two of the LLCs in the aggregate amount of $86,416.

                       Medical Resources Management, Inc.

3.   OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain equipment under capital lease obligations which contain purchase options. Cost and accumulated depreciation of equipment under capital leases included in equipment as of October 31, 2000 are as follows:

         Rental equipment                $8,812,694
         Less accumulated depreciation    2,780,615
                                         ----------
         Net book value                  $6,032,079
                                         ==========

The following is a schedule by year of future minimum lease payments required under the leases, together with their present value as of October 31, 2000:


2001                                                               $2,293,614
2002                                                                1,325,949
2003                                                                  722,307
2004                                                                  193,246
2005                                                                   20,229
                                                                   ----------
Total minimum lease payments                                        4,555,345
Less amount representing interest                                     669,985
                                                                   ----------
Present value of minimum lease payments due under capital leases    3,885,360
Less current portion                                                1,883,709
                                                                   ----------
Obligations under capital leases, net of current portion           $2,001,651
                                                                   ==========

                       Medical Resources Management, Inc.

4.   DEBT

In March 1999, the Company entered into a $2,000,000 revolving credit facility with a bank that matures on March 2, 2001. This facility provides for borrowings using a formula based upon eligible accounts receivable, as defined. The revolving credit facility bears interest at the prime rate plus 1.00% (10.50% at October 31, 2000). As of October 31, 2000, there was $917,724 outstanding under this facility, and there was approximately $65,000 of unused borrowing capacity available.

Long-term debt consists of the following at October 31, 2000:

     Note payable to a bank (term loan), payable in 60 monthly installments of
       $33,333 plus interest at the prime rate plus 1.25% (10.75% at October 31,
       2000), secured by accounts receivable, inventories, equipment and the
       personal guarantee of one shareholder.                                            $  1,433,333
     Notes payable to a finance company for a line of credit of
       $300,206 maturing April 2001, bearing interest at a rate of 12% per annum, interest payable monthly, secured by the accounts receivable and
       inventories of Pulse.                                                                  300,206
     Various installment notes payable to a finance company in monthly installments totaling $63,270 including interest varying between 8.9% and
       10.5% per annum, collateralized by rental equipment, maturing through
       September 2004.                                                                     2,089,174
     Various notes payable in monthly installments totaling $7,898 including interest varying between  7.1% and 12.5% per annum, collateralized by trucks, vans and automobiles, maturing
       through January 2004.                                                                  89,270
     Other                                                                                   268,429
                                                                                     ----------------
     Total long-term debt                                                                  4,180,412
     Less current portion                                                                  2,745,954
                                                                                     ----------------
     Long-term debt, net of current portion                                             $  1,434,458
                                                                                     ================

Long-term debt matures as follows during the years ending October 31:

         2001       $2,745,954
         2002          637,474
         2003          554,277
         2004          242,707
         2005             --
                    ----------
                    $4,180,412
                    ==========

The revolving credit facility and term loan prohibit the payment of cash dividends and require the Company to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. As of October 31, 2000, the Company was not in compliance with certain financial covenants of its revolving credit facility and term loan. As a result, we have classified all of the bank loan facilities as current liabilities in the balance sheet as of October 31, 2000.

                       Medical Resources Management, Inc.

5.   PROVISION FOR INCOME TAXES

The provisions for income taxes for the years ended October 31, 2000 and 1999 consist of the following:


                            Year ended October 31, 2000
                            Current   Deferred   Total
                            -------   -------   -------
          Federal           $  --     $  --     $  --
          State                --        --        --
                            -------   -------   -------
                            $  --     $  --     $  --
                            =======   =======   =======


                            Year ended October 31, 1999
                            Current   Deferred   Total
                            -------   -------   -------
          Federal           $  --     $22,067   $22,067
          State               2,730     2,914     5,644
                            =======   =======   =======
                            $ 2,730   $24,981   $27,711
                            =======   =======   =======

Significant components of the Company's deferred tax assets and liabilities at October 31, 2000 are as follows:


Deferred tax assets:
   Net operating loss carryforwards    $ 1,232,699
   Allowance for doubtful accounts          23,568
   Other                                   182,634
                                       -----------
Total deferred assets                    1,438,901

Deferred tax liabilities:
   Depreciation                         (2,632,378)
   Other                                   (26,539)
                                       -----------
Total deferred liabilities              (2,658,917)
                                       -----------
Net deferred liabilities               $(1,220,016)
                                       ===========

A reconciliation of the provision for income taxes with the amounts obtained by applying the federal statutory tax rate is as follows:

                                                                         Year ended October 31
                                                                           2000        1999
                                                                        ---------    ---------
Income tax based on federal statutory rate                              $(543,392)   $  24,084
State tax, net of federal tax benefit                                     (84,386)       3,740
Decrease in net operating loss carryforward                               627,778         --
                                                                        ---------    ---------
                                                                        $    --      $  27,824
                                                                        =========    =========

At October 31, 2000, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $5.0 million and $2.4 million, respectively, which will expire primarily in years 2017 through 2020. As a result of ownership changes, net operating losses may be subject to limitations under the Internal Revenue Code.

                       Medical Resources Management, Inc.

6.   EQUITY

During September 2000, the Company sold 5,833,332 shares of its common stock in a private offering. These shares were sold at a price of $0.30 per share, resulting in gross proceeds of $1,750,000 and net proceeds of $1,744,010 after expenses.

Between November 1, 1996 and March 31, 1997, the Company sold 291,600 Units in a private offering. These Units consisted of 291,600 shares of common stock, as well as 291,600 Class A warrants and 291,600 Class B warrants to purchase, in the aggregate, 583,200 shares of common stock. The Units were sold at $1.25 per Unit, resulting in gross proceeds of $364,500 and net proceeds of $324,480 after expenses. The Class A and Class B warrants have a per share exercise price of $2.50 and $4.00, respectively. In September 1999, the Company extended the expiration date of these warrants for a period of two years from November 1, 1999 to November 1, 2001. As of October 31, 2000 no such warrants had been exercised.

During March 1997, the Company issued an additional 202,840 Units to certain shareholders (including the then principal officer of the Company) in exchange for $253,550 of indebtedness owed to these shareholders. These Units consisted of 202,840 shares of common stock, as well as 202,840 Class A warrants and 202,840 Class B warrants to purchase, in the aggregate, 405,680 shares of common stock. The Units were issued at a rate of one Unit for each $1.25 of shareholder debt forgiven. The Class A and Class B warrants have a per share exercise price of $2.50 and $4.00, respectively. In September 1999, the Company extended the expiration date of these warrants for a period of two years from November 1, 1999 to November 1, 2001. As of October 31, 2000 no such warrants had been exercised.

In April 1997, in connection with a loan from a finance company, warrants were granted to the finance company to purchase 100,000 shares of common stock at a price of $2.00 per share, exercisable at any time during the six years following the date of the loan.

7.   BENEFIT PLAN

The Company has adopted a defined contribution retirement plan (Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees with over one year of service. The Company makes an annual election to provide matching contributions of up to 50% of each participant's deferral up to a maximum of 3% of compensation. Effective January 2000, the Company elected to suspend any matching contributions. The amounts of matching contributions included in expense were $9,316 and $85,747 for the years ended October 31, 2000 and 1999, respectively.

                       Medical Resources Management, Inc.

8.   STOCK OPTIONS

In September 1996, the Company adopted the 1996 Stock Incentive Plan (Plan) to allow officers, employees and certain non-employees to receive certain options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Plan, regular salaried employees and directors may be granted options exercisable at not less than 100 percent of the fair market value of the shares at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than ten percent of the voting power of all classes of common stock of the Company must be 110 percent of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 1,500,000 shares of common stock may be issued under the Plan.

In February 2000, the Company adopted the 2000 Stock Incentive Plan (Stock
Plan) to allow officers, employees and certain non-employees to receive certain options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Stock Plan, regular salaried employees and directors may be granted options exercisable at not less than 100 percent of the fair market value of the shares at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than ten percent of the voting power of all classes of common stock of the Company must be 110 percent of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 2,500,000 shares of common stock may be issued under the Stock Plan and the Company has reserved 2,500,000 shares of common stock for future issuance in connection with the exercise of these options.

                       Medical Resources Management, Inc.

The following table summarizes stock option activity under both plans:

                                                                         Year ended October 31
                                                                 2000                             1999
                                                      ----------------------------     ----------------------------
                                                                       Weighted                         Weighted
                                                                        Average                          Average
                                                                       Exercise                         Exercise
                                                          Shares         Price             Shares         Price
                                                      --------------- ------------     --------------- ------------
Outstanding at beginning of year                        1,138,004     $   0.34             877,854     $   0.37
Granted                                                 1,802,350     $   0.21             379,500     $   0.25
Exercised                                                (686,576)    $   0.19                --            --
Forfeited or cancelled                                   (103,250)    $   0.32            (119,350)    $   0.31
                                                      --------------- ------------     --------------- ------------
Outstanding at end of year                              2,150,528     $   0.29          1,138,004      $   0.34
                                                      =============== ============     =============== ============
Options exercisable at year-end                         1,665,278     $   0.30             670,504     $   0.35
                                                      =============== ============     =============== ============

The weighted average fair value of options granted during the years ended October 31, 2000 and 1999 was $0.21 and $0.25 at October 31, 2000 and 1999,
respectively. The weighted average remaining contractual life of stock options was 8.68 years as of October 31, 2000. The range of prices of outstanding options under the Plan at October 31, 2000 was $0.19 to $1.50.


                                                                             Year ended October 31
                                                                           2000                   1999
                                                                     ------------------       --------------
        Net income (loss) as reported                                $  (1,598,214)           $      42,836
                                                                     ==================       ==============

        Proforma net loss                                            $  (1,948,214)           $    (40,875)
                                                                     ==================       ==============

        Net income (loss) per common share as reported               $        (.20)           $        .01
                                                                     ==================       ==============

        Proforma net loss per common share                           $        (.24)           $       (.01)
                                                                     ==================       ==============

The Company utilized the Black-Scholes method to estimate the fair value of options, which includes the weighted average calculation of the fair value using the following assumptions: (i) a risk-free interest rate of 6%; (ii) an expected life of 8 years; (iii) expected volatility of 4.46; and (iv) no expected dividends.

                       Medical Resources Management, Inc.

9.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases premises under non-cancelable operating leases expiring in 2001 and future minimum lease payments are $85,105. The lease on the corporate headquarters contains provisions for cost of living increases and certain options to renew for a period of five additional years, which the Company intends to exercise. Other facilities are on a month-to-month basis.

Rent expense was $239,231 and $306,483 for the years ended October 31, 2000 and 1999, respectively.

In April 2000, the Company borrowed $100,000 each from two individuals, for an aggregate borrowing of $200,000. These loans are in the form of a note payable to each of the two individuals, and bear interest at a rate of 10% per annum, with interest payable monthly and principal due in full in April 2001. In addition, each of these two individual lenders received 50,000 non-qualified stock options at the time that the loan proceeds were received by the Company, which resulted in deemed compensation of $28,000 in the aggregate. One of these individuals is the father of the Company's Chairman, President and CEO. The terms and conditions of these loans are believed to be the same as would be offered to an independent third party by the Company.

10.      SUBSEQUENT EVENTS

During November and December 2000, we issued an aggregate of $400,000 in convertible subordinated debt to certain affiliates. These instruments bear interest at a rate of 8% per annum, mature 3 months from date of issuance and are convertible into shares of our common stock at a rate of one share for each $0.10 of principal amount. This convertible subordinated debt was exempt from registration under Section 4(2) of the Securities Act of 1933.

In December 2000, we sold 1,333,333 shares of our common stock to a strategic buyer in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. These shares were sold at a price of $0.30 per share, with no offering expenses, resulting in net proceeds of $400,000.

In January 2001, the Company entered into an agreement with Emergent Group, Inc. (OTC BB: EMGRE.OB) ("Emergent") for a merger of the two companies. Under the terms of the agreement, each share of the Company's common stock will be exchanged for 0.37 shares of Emergent stock. The Company will operate as a wholly owned subsidiary of Emergent after the merger. Consummation of the merger is subject, among other conditions, to approval by the shareholders of each of the two companies.