Form 10KSB40/A
period 2000-10-31
MEDICAL RESOURCES MANAGEMENT INC
filed 2001-02-28
CIK 1039142

QuickLinks -- Click here to rapidly navigate through this document

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13009

MEDICAL RESOURCES MANAGEMENT, INC.
(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4607643 (I.R.S. Employer Identification No.)
932 Grand Central Avenue, Glendale, California (Address of principal executive offices)	91201 (Zip Code)

(818) 240-8250
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share

    Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    The Registrant's revenues for the fiscal year ended October 31, 2000 were $11,102,650.

    As of February 8, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the average of the closing bid and asked prices on such date) was approximately $1,048,000.

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

    We believe that we have a competitive advantage in the market, since we are one of the few companies that provide both mobile laser/surgical services and medical equipment rental. There are a number of synergies among the mobile laser/surgical services and the medical equipment rental business, including:

•	Shared facilities
•	Shared warehouse and delivery employees
•	Shared delivery vehicles
•	Complimentary scheduling and booking staff
•	Common management
•	Shared sales staff at start up

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

	Bid Prices
	High	Low
Quarter ended:
January 31, 1999	$0.531	$0.125
April 30, 1999	$0.531	$0.125
July 31, 1999	$2.063	$0.125
October 31, 1999	$1.000	$0.250
January 31, 2000	$0.625	$0.125
April 30, 2000	$0.875	$0.188
July 31, 2000	$0.563	$0.156
October 31, 2000	$0.438	$0.187

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

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Statements of Income:

	Year ended October 31,
	2000	1999
Net revenue	100.0%	100.0%
Cost of revenue	45.6	36.5
Depreciation expense	17.3	14.4

Gross profit	37.1	49.1
Selling expenses	19.7	18.8
General and administrative expenses	17.8	19.3
Restructuring and closure expenses	3.6	—

Operating income (loss)	(4.0)	11.0
Interest expense	10.1	10.4

Income (loss) before income taxes	(14.1)	0.6
Provision for income taxes	—	0.2

Net income (loss)	(14.1)%	0.4%

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999

    For the year ended October 31, 2000, net revenue was $11.10 million, compared to $11.73 million during the fiscal year ended October 31, 1999, a decrease of $626,000, or 5.3%. The decrease in net revenue is principally due to (1) a decrease in disposable and equipment sales of $483,000 and a decrease in medical rental revenue of approximately $459,000, both as a result of the closure of operations in Idaho and Texas and of lower medical rental revenue in Southern California and (2) a decrease in biomedical service revenue of $139,000, all of which decreases were offset in part by (3) an increase in surgical and cosmetic laser services revenue of $404,000 attributable to a higher volume of cases in Southern California (offset in part by lower per case revenue) and (4) an increase of $51,000 in other revenue. The decreases in revenue cited above were principally the result of the closure of facilities in Boise, Idaho and Mansfield, Texas during the quarter ended April 30, 2000. During that quarter, the Company conducted an intensive review of its corporate staff and of each of its operating subsidiaries. At the conclusion of this review, a decision was made to restructure or eliminate certain management positions. In addition, the Company decided to close it offices in Idaho and Texas due to ongoing operating losses and negative cash flows in these geographic areas.

    Cost of revenue (excluding depreciation expense) for the year ended October 31, 2000 totaled $5.07 million, or 45.6% of net revenue, compared to $4.28 million, or 36.5% of net revenue, in the prior fiscal year ended October 31, 1999, an increase of $792,000, or 18.5%. The increase in cost of revenue is chiefly attributable to (1) an increase in the volume of laser surgical service cases in Southern California of approximately 12% during fiscal year 2000, resulting in higher direct costs, principally disposables and technician labor, (2) the write-off of approximately $123,000 in inventories in conjunction with the closure of facilities in Idaho and Texas, (3) higher cost of equipment sales during the second and third quarters of fiscal year 2000, (4) $89,000 in costs relating to the lithotripsy services introduced in fiscal year 2000 and (5) higher fuel expense due to rising gasoline prices during fiscal year 2000.

    Depreciation expense directly attributable to net revenue for fiscal year 2000 was $1.92 million compared to $1.70 million for fiscal year 1999, an increase of $222,000, or 13.1%. This increase in depreciation expense is primarily the result of the addition of equipment during the latter part of fiscal year 1999 and the first nine months of fiscal year 2000.

    Gross profit for the fiscal year ended October 31, 2000 was $4.12 million, or 37.1% of net revenue, compared to $5.76 million, or 49.1% of net revenue, in the prior fiscal year, a decrease of $1.64 million, or 28.5%. The decrease in gross profit is principally the result of the factors described previously.

    For the fiscal year ended October 31, 2000, selling expenses were $2.19 million, compared to selling expenses of $2.20 million for the prior fiscal year, a slight decrease of $14,000, or 0.6%. As a percentage of net revenue, selling expenses increased somewhat to 19.7% in the year ended October 31, 2000, compared to 18.8% in the prior fiscal year, as a result of lower revenue in fiscal year 2000.

    General and administrative ("G&A") expenses totaled $2.00 million for the year ended October 31, 2000, compared to $2.26 million in the year ended October 31, 1999, a decrease of $261,000, or 11.6%. As a percentage of net revenue, G&A expenses decreased from 19.3% in the fiscal year 1999 to 18.0% in the fiscal year 2000. The decrease in the amount of G&A expense is chiefly attributable to (1) a decrease in write-off of software development costs from $107,000 in fiscal year 1999 to no write-offs in fiscal year 2000, (2) a decrease of $44,000 in expenses relating to the effort to refinance debt during fiscal year 1999 and (3) a reduction of management personnel related to the corporate restructuring during the second quarter of fiscal year 2000, all of which decreases were offset in part by higher compensation costs and higher professional fees during the later half of fiscal year 2000.

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

    During the fiscal year ended October 31, 2000, net cash provided by operating activities was $869,000, which resulted principally from net loss of $1.60 million adjusted for (a) depreciation and amortization expense of $2.10 million, (b) the write-off of customer lists in the amount of $151,000, (c) a provision for doubtful accounts of $32,000 and (d) a net decrease of approximately $193,000 in working capital items, all of which were offset in part by gains from sales of assets of approximately $5,000.

    Net cash used in investing activities during the fiscal year ended October 31, 2000 totaled $1.71 million, which was comprised of (a) capital expenditures in the amount of $1.84 million, (b) an increase in other assets of $92,000 and (c) an increase in loan fees of $15,000, all of which were offset in part by net proceeds from the sales of assets of $230,000.

    During the fiscal year ended October 31, 2000, net cash provided by financing activities totaled $898,000, consisting of (a) net proceeds in the amount of $1.74 million from the issuance of common stock, (b) $1.84 million in borrowings on long-term debt, (c) $ 128,000 in proceeds from the exercise of stock options and (d) $ 34,000 in borrowings on capital lease refinancings, all of which were offset in part by (e) repayments on a bank line of credit in the amount of $125,000, (f) $1.88 million in principal payments on capital lease obligations and (g) $ 851,000 in principal payments on long-term debt.

Debt Refinancing

    On March 31, 1999 we entered into an agreement with a bank that provides for a $2 million term loan (Bank Term Loan) and a $2 million line of credit (Bank Line of Credit). The proceeds from the Bank Term Loan were used to repay in full the then-existing term loan with Merrill Lynch, as well as for working capital purposes, including payment of past-due lease payments. The Bank Term Loan bears interest at a rate of prime plus 1.25%, with principal due in 60 equal monthly installments commencing in May 1999. The balance on the Bank Term Loan as of October 31, 2000 was approximately $ 1.43 million.

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

Item 7. Financial Statements.

    See financial statements filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 2000 and incorporated by reference herein.

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

    Donald G. Petrie.  Mr. Petrie was elected to the Board of Directors in January 2000. He is the founder and owner of Petrie & Associates, Inc., an insurance and financial services firm, where he has served as President since 1996. Mr. Petrie holds a law degree from the University of Missouri School of

Law, and is licensed to practice law in the state of Missouri. In addition, he is a graduate of the University of Colorado with a double major in finance and accounting.

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

Item 10. Executive Compensation

    The following table sets forth information concerning the compensation during the last three fiscal years of our Chief Executive Officer and each executive officer whose salary and bonus exceeded $100,000. No other executive officers had an annual salary and bonus, if any, which exceeded $100,000 for services in all capacities to us during the last fiscal year.

				Long Term Compensation
		Annual Compensation
				Awards Securities Underlying Options
	Fiscal Year
Name and Principal Positions		Salary	Bonus
Allen H. Bonnifield	2000	$134,000	—	—
Former Chairman of the	1999	130,000	40,000
Board, President, Chief	1998	130,000	—	6,700
Executive Officer and
Chief Financial Officer
Richard Whitman	2000	146,000	—	1,019,050
Chairman of the Board
President and Chief
Executive Officer

STOCK OPTION GRANTS IN LAST FISCAL YEAR

Qualified Stock Options—Executive Officers

Name	Number of Securities Underlying Options(1)	Percent of Total Options Granted	Exercise Price(2)	Expiration Date
Alan Feldstein	150,000	8.37	$0.250	2/10

Non-Qualified Stock Options—Executive Officers

Name	Number of Options(3)	Percent of Total Options Granted	Exercise Price(2)	Expiration Date
Richard Whitman	1,009,050	56.30	$0.185	1/10
Richard Whitman	10,000	0.56	0.250	1/10
Al Guadagno	350,000	19.53	0.250	8/10

(1)	Options vest at the rate of 33% per year, with the first installment vesting at the end of one year from the date of grant.
(2)	The exercise price is 100% of the closing market price as reported on the over-the-counter market on the date of grant.
(3)	Options vest immediately upon grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

Individual Grants
Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-money Options at Fiscal Year End(1) Exercisable/Unexercisable
Richard Whitman	675,676	—	343,374 / 0	-/ -
Al Guadagno	—	—	350,000 / 0	-/ -
Alan Feldstein	—	—	0/ 150,000	-/ -

(1)	Based upon the closing market price of our Common Stock as reported on the over-the-counter market on October 31, 2000 minus the respective option exercise prices.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth information concerning ownership of our Common Stock as of October 31, 2000 by: (a) each of our directors; (b) each person known to us to be the beneficial owner of more than five percent of our Common Stock; and (c) all of our officers and directors as a group:

MANAGEMENT

Name and Address of Beneficial Owner	Title of Class	Shares Beneficially Owned(1)		Percent of Class
Richard Whitman(2)(11)	Common Stock	1,019,050		5.92
Don Petrie(2)(9)	Common Stock	10,000		0.06
Rick Greenwood(2)(9)	Common Stock	10,000		0.06
Marc Kerner(2)(9)	Common Stock	10,000		0.06
Daniel Yun(4)(9)(11)	Common Stock	3,343,333	(10)	19.34
Mark Waldron(4)(9)(11)	Common Stock	3,343,333	(10)	19.34
Paul Mikus(7)(9)	Common Stock	10,000		0.06
All Officers and Directors as a group (8 in number)(8)	Common Stock	1,429,050		9.00

NON-MANAGEMENT

Name and Address of Beneficial Owner	Title of Stock	Shares Beneficially Owned(1)	Percent of Class
Emergent Capital(4)(10)	Common Stock	3,333,333	19.28
Allen H. Bonnifield(2)(3)(6)	Common Stock	2,440,035	14.18
P.R.I. Stock Account Trust(5)	Common Stock	2,392,188	13.90
Cardiac Science(12)	Common Stock	1,333,333	7.71

(1)	Except as indicated in other footnotes, no effect has been given to the possible issuance of up to 1,183,580 shares issuable upon the exercise of outstanding warrants and 2,150,528 shares issuable upon the exercise of outstanding options.
(2)	The address of each of these persons is 932 Grand Central Avenue, Glendale, California 91201.
(3)	Includes shares beneficially owned through the PRI Employee Stock Ownership Trust.
(4)	The address of the beneficial owner is 375 Park Ave, 36th Floor, New York, NY 10152.

(5)
The address of the beneficial owner is 3706 Fourteen Mile Drive, Stockton, California 95219. Susan Bonnifield is the beneficiary of the trust. Ms. Bonnifield is the ex-wife of Allen H. Bonnifield and the mother of Gregory A. Bonnifield. Both Allen and Gregory Bonnifield disclaim any beneficial interest in these shares.
(6)
Includes 2,065,100 shares held in two trusts, each of which Mr. Bonnifield is the beneficiary. Includes 220,800 shares subject to warrants and 44,500 shares subject to options exercisable in the next 60 days.
(7)	The address of the beneficial owner is 7 Studebaker, Irvine, CA 92618.
(8)	Includes 753,374 shares subject to options owned by eight officers and directors.
(9)	Includes 10,000 shares subject to options exercisable in the next 60 days.
(10)	Includes 3,333,333 shares owned through Emergent Capital. Daniel Yun and Mark Waldron own a controlling interest in Emergent Capital. The 3,333,333 shares are also included under Emergent Capital.
(11)	Includes 373,374 shares subject to options exercisable in the next 60 days.
(12)	The address of the beneficial owner is 16931 Millikan Avenue, Irvine, CA 92606.

Item 12. Certain Relationships and Related Transactions.

    On January 31, 1997, in connection with a private placement, we issued 86,400 Units to Allen Bonnifield, our then Chairman of the Board and Chief Executive Officer, in exchange for a cancellation of our indebtedness owed to him in the amount of $108,000. Each Unit consisted of one share of Common Stock, one Class A warrant to purchase one share of Common Stock at a price of $2.50 per share, and one Class B warrant to purchase one share of Common Stock at a price of $4.00 per share. On April 24, 1997, we issued 116,440 Units in the above-mentioned private placement to Susan Bonnifield, the wife of Allen Bonnifield, in exchange for a cancellation of our indebtedness owed to her in the amount of $145,550. In both of these transactions, the Units were exchanged at a rate of one Unit for each $1.25 of indebtedness forgiven. In addition, in January 1997, Mr. Bonnifield purchased 16,000 Units in the above-mentioned private placement at a price of $1.25 per unit, or an aggregate of $20,000.

    Allen Bonnifield has also executed personal guarantees on certain leases and to a bank for the current bank loan facilities.

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

    In August 2000, the Company entered into a 2-year employment arrangement with Al Guadagno, its Senior Vice President and CFO. The principal terms of this arrangement are an annual base compensation of $150,000, an annual bonus based upon performance, and the issuance of 350,000 non-qualified stock options at the inception of the arrangement. In addition, the contract provides that, if Mr. Guadagno is terminated prior to the end of the contract, he will then be entitled to receive compensation through August 2002. As of February 28, 2001 the documentation for the arrangement has not been completed.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 2000 and incorporated by reference herein.

Page
1.	Financial Statements:
	Report of Independent Auditors	F-1
	Consolidated Balance Sheet—October 31, 2000	F-2
Consolidated Statements of Operations—Years Ended October 31, 2000
	and 1999	F-4
Consolidated Statements of Shareholders' Equity—Years Ended
	October 31, 2000 and 1999	F-5
Consolidated Statements of Cash Flows—Years Ended October 31, 2000
	and 1999	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Exhibits:
See Exhibits Index. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

        None.

SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Glendale, California on the 28th day of February, 2001.

MEDICAL RESOURCES MANAGEMENT, INC.
By	/s/ RICHARD A. WHITMAN Richard A. Whitman, President, CEO and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2001.

	Signature	Title

By	/s/ RICHARD A. WHITMAN Richard A. Whitman	President, CEO and Chairman of the Board (Principal Executive Officer)
By	/s/ AL GUADAGNO Al Guadagno	Senior Vice President and CFO (Principal Financial and Accounting Officer)
By	/s/ CALVIN YEE Calvin Yee	Chief Operating Officer
By	/s/ RICHARD M. GREENWOOD Richard M. Greenwood	Director
By	/s/ MARC KERNER Marc Kerner	Director
By	/s/ PAUL W. MIKUS Paul W. Mikus	Director
By	/s/ DONALD G. PETRIE Donald G. Petrie	Director
By	/s/ MARK WALDRON Mark Waldron	Director
By	/s/ DANIEL YUN Daniel Yun	Director

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation and Amendments thereto. (1)
3.2	By-Laws of the Registrant. (1)
10.1	Copy of a Warrant Agreement and Warrant issued between November 1996 and March 1997 to investors in the Registrant's Private Placement. (1)
10.2	Registrant's 1996 Stock Incentive Plan. (1)
10.3	Equipment Note Loan and Security Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.4	Collateral Note No. 1 dated April 28, 1997 between the Registrant and LINC Capital, Inc. (1)
10.5	Lease Modification Agreement dated April 24, 1997 between Pulse Medical Products, Inc. and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.6	Warrant Purchase Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.7	Warrant to Purchase Shares of Common Stock dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.8	Amendment to Warrant Agreement—Class A Redeemable Warrant, dated September 26, 1999. (5)
10.9	Amendment to Warrant Agreement—Class B Redeemable Warrant, dated September 26, 1999. (5)
10.10	Loan Agreement dated March 30, 1999 between Physiologic Reps and Santa Monica Bank. (5)
10.11	Promissory Note dated March 30, 1999 between Physiologic Reps and Santa Monica Bank (Line of Credit). (5)
10.12	Promissory Note dated March 30,1999 between Physiologic Reps and Santa Monica Bank (Term Loan). (5)
10.13	Registrant's 2000 Stock Incentive Plan. (7)
10.14	Agreement and Plan of Reorganization and Merger among Medical Resources Management, Inc., Emergent Group, Inc. and MRM Acquisition, Inc. dated as of January 23, 2001. (6)
10.15	Employment Contract between the Registrant and Richard Whitman, Chairman, President and CEO dated January 10, 2000. (8)
21.0	Subsidiaries of the Registrant. (7)

(1)	Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.
(2)	Exhibit filed with Registrant's Form 10-QSB for the quarter ended July 31, 1997 and incorporated by reference herein.
(3)	Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1997 and incorporated by reference herein.
(4)	Exhibit filed with Registrant's Form 10-QSB for the quarter ended January 31, 1998 and incorporated by reference herein.
(5)	Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1999 and incorporated by reference herein.
(6)	Exhibit filed with Registrant's Form 8-K filed on January 31, 2001.
(7)	Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 2000 and incorporated by reference herein.
(8)	Exhibit filed herewith.

QuickLinks

FORM 10-KSB/A
PART I
PART II
PART III
STOCK OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
MANAGEMENT
NON-MANAGEMENT
SIGNATURES
EXHIBITS INDEX