Form 10QSB
period 2001-01-31
MEDICAL RESOURCES MANAGEMENT INC
filed 2001-03-23
CIK 1039142

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

                                                 Yes [ X ] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of March 21, 2000 there were 15,225,488 shares outstanding of the Registrant's common stock, $0.001 par value.

Transitional Small Business Disclosure Format:

                                                 Yes [ ] No [ X ]


===============================================================================

                                TABLE OF CONTENTS

ITEM                                                                                                PAGE NO.
----                                                                                                --------

PART I.  FINANCIAL INFORMATION

  Item 1.         Consolidated Balance Sheets - January 31, 2001 (unaudited)
                       and October 31, 2000                                                               3

                  Consolidated Statements of Operations - Three Months

                       Ended January 31, 2001 and 2000 (unaudited)                                        4

                  Consolidated Statements of Cash Flows - Three Months
                       Ended January 31, 2001 and 2000 (unaudited)                                        5

                  Notes to Consolidated Financial Statements (unaudited)                                  6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                          7

PART II. OTHER INFORMATION

  Item 2.         Changes in Securities                                                                   10

  Item 6.         Exhibits and Reports on Form 8-K                                                        10

                  Signatures                                                                              11

Exhibit 10.1      Form of Convertible Promissory Note                                                     12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                               ASSETS                                                               January 31,         October 31,
                                                                                                       2001                2000
                                                                                                   ------------        ------------
                                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                                                       $    125,669        $     98,578
   Accounts receivable, less allowance of $51,000 at January 31, 2001
      and $60,000 at October 31, 2000                                                                 1,473,506           1,376,840
   Inventories                                                                                          906,661             737,184
   Prepaid expenses                                                                                     154,479             172,329
                                                                                                   ------------        ------------
Total current assets                                                                                  2,660,315           2,384,931

Property and equipment:
   Rental equipment                                                                                  21,915,322          22,019,599
   Transportation equipment                                                                             909,240             905,354
   Office furniture and equipment                                                                       528,755             496,477
   Leasehold improvements                                                                                85,573              85,573
                                                                                                   ------------        ------------
                                                                                                     23,438,890          23,507,003
   Less accumulated depreciation                                                                     11,801,934          11,460,040
                                                                                                   ------------        ------------
Net property and equipment                                                                           11,636,956          12,046,963

Other assets:
  Intangible assets, net of accumulated amortization of $389,456 at
    January 31, 2001 and $382,046 at October 31, 2000                                                   341,405             348,815
  Deposits and other assets                                                                             265,370             322,359
                                                                                                   ------------        ------------
Total other assets                                                                                      606,775             671,174
                                                                                                   ------------        ------------
Total assets                                                                                       $ 14,904,046        $ 15,103,068
                                                                                                   ============        ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                $    766,558        $    587,438
   Accrued expenses                                                                                     755,273             754,854
   Note payable to a bank                                                                               957,724             917,724
   Note payable, other                                                                                  400,000                --
   Current portion of long-term debt                                                                  2,602,287           2,745,954
   Current portion of obligations under capital leases                                                1,508,768           1,883,709
                                                                                                   ------------        ------------
Total current liabilities                                                                             6,990,610           6,889,679

Long-term debt, net of current portion                                                                1,307,120           1,434,458
Obligations under capital leases, net of current portion                                              1,830,391           2,001,651
Deferred income taxes                                                                                 1,220,016           1,220,016

Shareholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 100,000,000
      Issuedand outstanding shares - 15,225,488 at January 31, 2001
            and 13,892,155 October 31, 2000                                                              15,225              13,892
   Additional paid-in capital                                                                         3,983,702           3,585,035
   Accumulated deficit                                                                                 (443,018)            (41,663)
                                                                                                   ------------        ------------
Total shareholders' equity                                                                            3,555,909           3,557,264
                                                                                                   ------------        ------------
Total liabilities and shareholders' equity                                                         $ 14,904,046        $ 15,103,068
                                                                                                   ============        ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended January 31,
                                                    2001            2000
                                               ------------    ------------

Net revenue                                    $  2,608,212    $  3,079,228

Cost of revenue                                   1,301,124       1,152,522
Depreciation expense                                397,464         448,503
                                               ------------    ------------
Gross profit                                        909,624       1,478,203

Selling expenses                                    521,255         557,867
General and administrative expenses                 553,925         536,048
                                               ------------    ------------
Operating income (loss)                            (165,556)        384,288

Interest expense                                    235,799         287,777
                                               ------------    ------------
Income (loss) before income taxes                  (401,355)         96,511
Provision for income taxes                             --            38,605
                                               ------------    ------------
Net income (loss)                              $   (401,355)   $     57,906
                                               ============    ============
Net income (loss) per common share (basic      $       0.03)   $       0.01
and diluted)                                   =============   ============

Weighted average common shares
                                                 14,370,416       7,406,927
                                               ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended January 31,
                                                                               2001         2000
                                                                            ---------    ---------
OPERATING ACTIVITIES
Net income                                                                  $(401,355)   $  57,906
Adjustments to reconcile net income (loss) to cash provided
 by operating activities:
     Depreciation and amortization of property and equipment                  455,998      458,436
     Amortization of intangibles                                                7,410       39,689
     Provision for doubtful accounts                                            9,000       21,000
     Deferred income taxes                                                       --         64,605
     Gain from sale of assets                                                  28,700         --
     Changes in operating assets and liabilities:
        Accounts receivable                                                   (87,666)    (325,408)
        Inventories                                                          (169,477)     (20,661)
        Prepaid expenses                                                       17,850      (26,331)
        Accounts payable                                                      179,120      160,459
        Accrued expenses                                                          419       92,312
                                                                            ---------    ---------
Net cash provided by operating activities                                      39,999      496,007


INVESTING ACTIVITIES
Purchases of property and equipment                                           (92,691)    (469,004)
Decrease in deposits and other assets                                          56,989      (25,227)
                                                                            ---------    ---------
Net cash used in investing activities                                         (35,702)    (494,231)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                        400,000         --
Borrowings on bank line of credit                                              40,000      181,914
Borrowings on long-term debt                                                     --        316,942
Borrowings on short-term convertible notes                                    400,000         --
Principal payments on long-term debt                                         (271,005)    (158,222)
Principal payments on capital lease obligations                              (546,201)    (320,424)
                                                                            ---------    ---------
Net cash provided by (used in) financing activities                            22,794       20,210
                                                                            ---------    ---------

Net increase in cash and cash equivalents                                      27,091       21,986
Cash and cash equivalents at beginning of period                               98,578       45,332
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $ 125,669    $  67,318
                                                                            =========    =========

Supplemental information:
Cash paid during the period for:
   Interest                                                                 $ 226,414    $ 271,917
                                                                            =========    =========
   Taxes                                                                    $    --      $    --
                                                                            =========    =========
Capital lease obligations entered into for equipment                        $    --      $    --
                                                                            =========    =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MEDICAL RESOURCES MANAGEMENT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2001

1. BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended October 31, 2000.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of MRM's business. As of January 31, 2001 and October 31, 2000, the Company has a working capital deficiency of $4.3 million and $4.5 million respectively, and for the quarter ended January 31, 2001 and the year ended October 31, 2000 incurred a net loss of $401,000 and $1.6 million respectively. Management has recently announced a merger agreement with Emergent Group, Inc. (see Note 10). Management intends to raise capital to fund the future operations and growth of MRM. In addition, management is in current negotiations to extend the existing line of credit. Until these transactions occur, there can be no assurance that the Company will have sufficient liquidity to fund operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain operating balances from the financial statements for the quarter ended January 31, 2001 have been classified differently than the quarter ended January 31, 2000. Effective November 1, 2000 costs and expenses are charged directly to cost of revenue, selling expenses, and general and administrative expenses. Previously most costs and expenses were allocated based on a percent of sales, payroll, or some other factor.

2. EQUITY

In December 2000, the Company sold 1,333,333 shares of its common stock to a strategic buyer in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. These shares were sold at a price of $0.30 per share, with no offering expenses, resulting in net proceeds of $400,000.

3. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

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

In November and December 2000 and March 2001, the Company issued an aggregate of $500,000 in convertible subordinated debt to certain affiliates. These instruments bear interest at a rate of 8% per annum, mature 3 months from date of issuance and are convertible into shares of our common stock at a rate of one share for each $0.10 of principal amount. This convertible subordinated debt was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of
Income:

                                                        Three Months Ended
                                                           January 31,
                                                        --------------------
                                                            2000       1999
                                                          ------     ------
Net revenues. ...........................................   100.0%     100.0%
Cost of revenues ........................................    49.9       37.4
Depreciation expense ....................................    15.2       14.6
                                                           ------     ------
Gross profit ............................................    34.9       48.0
Selling expenses ........................................    20.0       18.1
General and administrative expenses .....................    21.2       17.4
                                                           ------     ------
Operating income (loss) .................................    (6.3)      12.5
Interest expense ........................................     9.0        9.4
                                                           ------     ------
Income (loss) before income taxes ........................  (15.4)       3.1

Provision for income taxes ..............................                1.2
                                                           ------     ------
Net income (loss) .......................................   (15.4)%      1.9%
                                                           ======     ======


QUARTER ENDED JANUARY 31, 2001 COMPARED TO QUARTER ENDED JANUARY 31, 2000

     For the quarter ended January 31, 2001, net revenue was $2,608,000, compared to net revenue of $3,079,000 during the quarter ended January 31, 2000, a decrease of $471,000, or 15.3%. The decrease in net revenue is principally the result of (1) a decrease in laser surgical services of $334,000 and (2) a decrease in medical rental revenue of $273,000, the result of shutting down two prior acquisitions that generated mostly medical rental revenue and refocusing on laser and technician services, and (3) an increase in cosmetic surgery of $60,000 and other revenue of $76,000.

     Cost of revenue (excluding depreciation expense) for the quarter ended January 31, 2001 was $1,301,000, versus cost of revenue of $1,153,000 for the first quarter of the prior fiscal year, an increase of $148,000, or 12.9%, from cost of revenue for the first quarter of fiscal year 2000. The increase in cost of revenue is primarily attributable to the reclassification of certain employees and other costs from selling to operating beginning in the first quarter of fiscal year 2001. Cost of revenue as a percentage of revenue increased from 37.4% in the first quarter of fiscal year 2000 to 49.9% in the first quarter of fiscal year 2001.

     Depreciation expense directly attributable to net revenue for the quarter ended January 31, 2001 was $397,000 compared to $449,000 during the same quarter of fiscal 2000, a decrease of $52,000, or 11.6%. This decrease in depreciation expense is principally the result of equipment being fully depreciated during fiscal year 2000.

     Gross profit for the quarter ended January 31, 2001 was $910,000, compared to gross profit of $1,478,000 during the comparable period of the prior fiscal year, a decrease of $568,000, or 38.4%. As a percentage of net revenue, gross profit decreased from 48.0% during the first quarter of fiscal 2000 to 34.9% during the quarter ended January 31, 2001. The decrease in the amount of gross profit is principally the result of the factors described previously.

     For the quarter ended January 31, 2001, selling expenses were $521,000, compared to selling expenses of $558,000 for the first quarter of fiscal year 2000, a decrease of $37,000, or 6.6%. As a percentage of net revenues, selling expenses increased from 18.1% in the quarter ended January 31, 2000 to 20.0% in the first quarter of the current fiscal year. The increase in selling expenses, as a percentage of net revenue, is primarily due to higher compensation for sales personnel offset by the reclassification of certain employees and other costs from sales to operations.

     General and administrative ("G&A") expenses increased to $554,000 in the quarter ended January 31, 2001 from $536,000 in the quarter ended January 31, 2000, an increase of $18,000, or 3.3%. As a percentage of net revenues, G&A expenses increased from 17.4% in the first quarter of fiscal year 2000 to 21.2% in the first quarter of the current fiscal year. The increase in the amount of G&A expense is mainly attributable to an increase in rent, and compensation of G&A personnel compared to the same quarter during the prior fiscal year.

     Interest expense for the quarter ended January 31, 2001 was $236,000, compared to $288,000 in the first quarter of the prior fiscal year, a decrease of $52,000, or 18.1%. The decrease in interest expense is the result of certain capitalized leases being restructured.

     The loss before income taxes was $401,000 for the quarter ended January 31, 2001, compared to pretax income of $97,000 for the quarter ended January 31, 2000, a decrease of $498,000. Income (loss) before income taxes, as a percentage of revenues, declined to (15.3)% in the quarter ended January 31, 2001 from 3.1% in the quarter ended January 31, 2000 as a result of the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, leasing arrangement, trade payables and the sale of our Common Stock.

     During the quarter ended January 31, 2001, there was net cash provided from operating activities of $40,000, which resulted primarily from a net loss of $401,000 adjusted for (a) depreciation and amortization expense of $474,000, (b) gain on sale of assets of $29,000 and (c) a provision for doubtful accounts of $9,000, all of which were offset by a net decrease of approximately $78,000 in working capital items.

     Net cash used in investing activities during the three months ended January 31, 2001 was $36,000, which consisted of (a) capital expenditures of $93,000 and
(b) a decrease of $57,000 in deposits and other assets.

     During the three months ended January 31, 2001, net cash provided by financing activities totaled $23,000, consisting of (a) $400,000 in proceeds from the sale of common stock (b) $40,000 in borrowings on notes payable to a bank (c) $400,000 in borrowings on convertible notes payable, offset by (d) $271,000 in principal payments on long-term debt and (d) $546,000 in principal payments on capital lease obligations.

     The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require the Company to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. As of October 31, 2000 and January 31, 2001, the Company was not in compliance with certain financial covenants of the Bank Line of Credit and Bank Term Loan.

     We had no material commitments for capital expenditures at January 31, 2001. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available from debt facilities, as well as possible strategic alternatives such as additional debt or equity offerings, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months.

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

     In November and December 2000 and March 2001, we issued an aggregate of $500,000 in convertible subordinated debt to certain affiliates. These instruments bear interest at a rate of 8% per annum, mature 3 months from date of issuance and are convertible into shares of our common stock at a rate of one share for each $0.10 of principal amount. This issuance of convertible subordinated debt was exempt from registration under Section 4(2) of the Securities Act of 1933. The November and December notes were extended one month.

     In December 2000, we sold 1,333,333 shares of our common stock to a strategic buyer in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. These shares were sold at a price of $0.30 per share, with minimal offering expenses comprised of mostly legal expenses, resulting in net proceeds of $400,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBITS INDEX

EXHIBIT            EXHIBIT DESCRIPTION
NUMBER

2                  Agreement and Plan of Reorganization and Merger among Medical
                   Resources Management, Inc., Emergent Group, Inc. and MRM
                   Acquisition, Inc. dated as of January 23, 2001. (1)
3.1                Articles of Incorporation and Amendments thereto. (2)
3.2                By-Laws of the Registrant. (2)
10.1               Form of Convertible Promissory Note. (3)
10.2               Employment Contract between the Registrant and Richard
                   Whitman, Chairman, President and CEO dated January 10, 2000.
                   (4)

--------------------------------------------------------------------------------
(1)                Exhibit filed with Registrant's Form 8-K filed on January 31,
                   2001 and incorporated by reference herein.
(2)                Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.
(3)                Filed herewith.
(4)                Exhibit filed with Registrant's Form 10-KSB/A for the fiscal year ended October 31, 2000 filed on February 28, 2001 and incorporated by reference herein.

 (b) REPORTS ON FORM 8-K

     Current report on form 8K dated January 31, 2001, reporting under Item 5.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL RESOURCES MANAGEMENT, INC.

Date              March 22, 2001

By     /s/ Richard A. Whitman
      ----------------------------------------------------
       Richard A. Whitman, President and CEO