Form 10QSB
period 2001-04-30
MEDICAL RESOURCES MANAGEMENT INC
filed 2001-06-14
CIK 1039142

QuickLinks -- Click here to rapidly navigate through this document

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2001
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

    Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: As of June 12, 2000 there were 14,225,488 shares outstanding of the Registrant's common stock, $0.001 par value.

    Transitional Small Business Disclosure Format:  Yes / /  No /x/

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Resources Management, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30, 2001	October 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$98,578
Accounts receivable, less allowance of $78,000 at April 30, 2001 and
$60,000 at October 31, 2000	1,460,760	1,376,840
Inventories	976,437	737,184
Prepaid expenses	188,922	172,329

Total current assets	2,626,119	2,384,931
Property and equipment:
Rental equipment	22,241,178	22,019,599
Transportation equipment	870,320	905,354
Office furniture and equipment	538,962	496,477
Leasehold improvements	86,126	85,573

	23,736,586	23,507,003
Less accumulated depreciation	12,130,931	11,460,040

Net property and equipment	11,605,655	12,046,963
Other assets:
Intangible assets, net of accumulated amortization of $396,866 at April 30,
2001 and $382,046 at October 31, 2000	333,995	348,815
Deposits and other assets	298,883	322,359

Total other assets	632,878	671,174

Total assets	$14,864,652	$15,103,068

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$960,720	$587,438
Accrued expenses	777,335	754,854
Bank overdraft	128,618	—
Note payable to bank	1,046,274	917,724
Note payable, other	875,000	—
Current portion of long-term debt	2,292,658	2,745,954
Current portion of obligations under capital leases	2,118,030	1,833,709

Total current liabilities	8,198,635	6,889,679
Long-term debt, net of current portion	1,411,778	1,434,458
Obligations under capital leases, net of current portion	1,046,592	2,001,651
Deferred income taxes	1,220,016	1,220,016
Shareholders' equity:
Common stock, $.001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 15,225,488 at April 30, 2001 and 13,892,155 at October 31, 2000	15,225	13,892
Additional paid-in capital	3,983,702	3,585,035
Accumulated deficit	(1,011,296)	(41,663)

Total shareholders' equity	2,987,631	3,557,264

Total liabilities and shareholders' equity	$14,864,652	$15,103,068

See accompanying notes.

Medical Resources Management, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
Net revenue	$2,813,883	$2,969,920	$5,422,286	$6,049,148
Cost of revenue	1,536,355	1,473,853	2,846,459	2,626,375
Depreciation expense	419,737	448,503	838,201	897,006

Gross profit	857,791	1,047,564	1,737,626	2,525,767
Selling expenses	588,973	480,062	1,093,585	1,037,929
General and administrative expenses	608,804	369,717	1,149,573	905,765
Restructuring and closure expenses	—	398,395	—	398,395

Operating income (loss)	(339,986)	(200,610)	(505,532)	183,678
Interest expense	228,303	292,071	464,101	579,848

Loss before income taxes	(568,289)	(492,681)	(939,633)	(396,170)
Income tax benefit	—	(38,605)	—	—

Net loss	$(568,289)	$(454,076)	$(969,633)	$(396,170)

Net loss per common share (basic and
diluted)	$(0.04)	$(0.06)	$(0.07)	$(0.05)

Weighted average common shares	14,370,416	7,406,927	14,790,866	7,406,927

See accompanying notes.

Medical Resources Management, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2001	2000
Operating activities
Net income (loss)	$(969,633)	$(396,170)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	1,046,109	916,872
Amortization of intangibles	14,820	79,367
Provision for doubtful accounts	18,000	42,000
Gain on sale of assets	34,014	12,499
Write-off of customer list	—	151,139
Changes in operating assets and liabilities:
Accounts receivable	(101,920)	(253,741)
Inventories	(239,253)	120,088
Prepaid expenses	(16,593)	(58,495)
Accounts payable	373,282	221,155
Accrued expenses	22,481	(62,988)
Bank overdraft	128,618	—

Net cash provided by operating activities	309,925	771,726
Investing activities
Purchases of property and equipment	(638,815)	(864,171)
Net proceeds from sale of assets	—	39,815
Increase in deposits and other assets	23,476	(118,037)

Net cash used for investing activities	(615,339)	(942,393)
Financing activities
Net proceeds from sale of common stock	400,000	—
Borrowings on note payable to bank	128,550	446,423
Borrowings on notes payable	875,000	200,000
Borrowings on capital leases	7,980	—
Borrowings on term loans	530,281	743,409
Principal payments on long-term debt	(1,006,257)	(385,206)
Principal payments on capital lease obligations	(728,718)	(858,411)

Net cash provided by (used for) financing activities	206,836	146,215

Net decrease in cash and cash equivalents	(227,196)	(24,452)
Cash and cash equivalents at beginning of period	98,578	45,332

Cash and cash equivalents at end of period	$(128,618)	$20,880

Supplemental information:
Cash paid during the period for:
Interest	$451,298	$552,711

Taxes	$—	$2,400

Capital lease obligations entered into for equipment	$—	$107,303

See accompanying notes.

Medical Resources Management, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

April 30, 2001

1.  Basis of Preparation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended October 31, 2000.

    The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of MRM's business. As of April 30, 2001 and October 31, 2000, the Company has a working capital deficiency of $5.6 million and $4.5 million respectively, and for the 6 months ended April 30, 2001 and the year ended October 31, 2000 incurred a net loss of $970,000 and $1.6 million respectively. Management has recently announced a merger agreement with Emergent Group, Inc. (see Note 3). Management intends to raise capital to fund the future operations and growth of MRM. In addition, management is in current negotiations to extend the existing line of credit. Until these transactions occur, there can be no assurance that the Company will have sufficient liquidity to fund operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

    Certain operating balances from the financial statements for the 6 months ended April 30, 2001 have been classified differently than the 6 months ended April 30, 2000. Effective November 1, 2000 costs and expenses are charged directly to cost of revenue, selling expenses, and general and administrative expenses. Previously most costs and expenses were allocated based on a percent of sales, payroll, or some other factor.

2.  Equity

    In December 2000, the Company sold 1,333,333 shares of its common stock to a strategic buyer in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. These shares were sold at a price of $0.30 per share, with minimal offering expenses, resulting in net proceeds of $400,000.

3.  Commitments, Contingencies and Related Party Transactions

    In January 2001, the Company entered into an agreement with Emergent Group, Inc. (OTC BB: EMGRE.OB) ("Emergent") for a merger of the two companies. Under the terms of the agreement, each share of the Company's common stock will be exchanged for approximately 0.37 shares of Emergent stock. The Company will operate as a wholly owned subsidiary of Emergent after the merger. Consummation of the merger is subject, among other conditions, to approval by the shareholders of each of the two companies.

    In November and December 2000 and March and April 2001, the Company issued an aggregate of $875,000 in convertible subordinated debt to certain affiliates. These instruments bear interest at a rate of 8% per annum, mature 3 months from date of issuance and are convertible into shares of our common stock at a rate of one share for each $0.10 of principal amount. This convertible subordinated debt was exempt from registration under Section 4(2) of the Securities Act of 1933. All of these notes have been extended to June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    Certain statements contained in Management's Discussion and Analysis, particularly in the final paragraph of "Liquidity and Capital Resources," and elsewhere in this Report on Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties, including the following: (a) changes in levels of competition from current competitors and potential new competition; (b) loss of a significant customer; and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. Specific information concerning these and other such factors is contained in the introduction to Part I of our Form 10-KSB for the fiscal year ended October 31, 2000, which Form 10-KSB is hereby incorporated herein by reference. A copy of this filing may be obtained by contacting us or the SEC. The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this release.

    The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items included in the Statements of Income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.6	49.6	52.5	43.4
Depreciation expense	14.9	15.1	15.5	14.8

Gross profit	30.5	35.3	32.0	41.8
Selling expenses	20.9	16.2	20.2	17.1
General and administrative expenses	21.6	12.5	21.2	15.0
Restructuring and closure expenses	—	13.4	—	6.7

Operating income (loss)	(12.1)	(6.8)	(9.3)	3.0
Interest expense	8.1	9.8	8.6	9.6

Loss before income taxes	(20.2)	(16.6)	(17.9)	(6.6)
Income tax benefit	—	(1.3)	—	—

Net loss	(20.2)%	(15.3)%	(17.9)%	(6.6)%

Quarter Ended April 30, 2001 Compared to Quarter Ended April 30, 2000

    For the quarter ended April 30, 2001, net revenue was $2,814,000, compared to net revenue of $2,970,000 during the quarter ended April 30, 2000, a decrease of $156,000, or 5.3%. The decrease in net revenue is the result of a decrease in medical rental revenue of $289,000, offset by an increase of $133,000 in laser surgical service revenue. The decrease in medical rental revenue is following the company's plan to move away from the medical rental side of the business and move toward surgical services.

    Cost of revenue (excluding depreciation expense) for the quarter ended April 30, 2001 totaled $1,536,000, versus cost of revenue of $1,474,000 in the second quarter of the prior fiscal year, an increase of $62,000, or 4.2%, from cost of revenue for the second quarter of fiscal year 2000. The increase in cost of revenue is primarily attributable to (1) increased procedures and (2) higher cost of labor during the second quarter of fiscal year 2001. Cost of revenue as a percentage of revenues increased from 49.6% in the second quarter of fiscal year 2000 to 54.6% in the second quarter of fiscal year 2001.

    Depreciation expense directly attributable to net revenue for the quarter ended April 30, 2001 was $420,000 compared to $449,000 during the same quarter of fiscal 2000, a decrease of $29,000, or 6.4%. This decrease in depreciation expense is principally the result of reduced purchasing of equipment since the second quarter of fiscal year 2000.

    Gross profit during the quarter ended April 30, 2001 was $858,000, compared to gross profit of $1,048,000 during the comparable period of the prior fiscal year, a decrease of $190,000, or 18.1%. As a percentage of net revenues, gross profit fell from 35.3% during the second quarter of fiscal 2000 to 30.5% during the quarter ended April 30, 2001. The decrease in the amount of gross profit is principally the result of the factors described previously.

    For the quarter ended April 30, 2001, selling expenses totaled $589,000, compared to selling expenses of $480,000 for the second quarter of fiscal year 2000, an increase of $109,000, or 22.7%. As a percentage of net revenue, selling expenses increased from 16.2% in the quarter ended April 30, 2000 to 20.9% in the second quarter of the current fiscal year. The increase in selling expenses is primarily related to the hiring of additional sales personnel.

    General and administrative ("G&A") expenses increased to $608,000 in the quarter ended April 30, 2001 from $370,000 in the quarter ended April 30, 2000, an increase of $238,000, or 64.7%. As a percentage of net revenue, G&A expenses increased from 12.4% in the second quarter of fiscal year 2000 to 21.6% in the second quarter of the current fiscal year. The increase in the amount of G&A expense is primarily attributable to (1) the addition of management personnel (2) increased legal and accounting fees related to the tentative merger and (3) increased insurance and other fixed administrative costs.

    Restructuring and closure expenses for the quarter ended April 30, 2000 totaled $398,000. There were no such expenses during the same quarter of the current fiscal year.

    Interest expense for the quarter ended April 30, 2001 was $228,000, compared to $292,000 in the comparable quarter of the prior fiscal year, a decrease of $64,000, or 21.8%. The decrease in interest expense is the result of lower interest expense on capital leases nearing maturity.

    The loss before income taxes was $568,000 for the quarter ended April 30, 2001, compared to the loss before taxes of $493,000 for the quarter ended April 30, 2000, a negative variance of $75,000. The loss before income taxes, as a percentage of revenue, was 20.2% in the quarter ended April 30, 2001, compared to the loss before income taxes equal to 16.6% of revenue in the quarter ended April 30, 2000. This variance occurred as a result of the aforementioned factors.

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000

    For the six months ended April 30, 2001, net revenue was $5,422,000 compared to net revenue of $6,049,000 during the six months ended April 30, 2000, a decrease of $627,000, or 10.4%. The decrease in net revenue is principally the result of (1) a decrease in laser surgical revenue of $65,000 and (2) a decrease in medical rental revenue of $562,000. The decrease in medical rental revenue is following the company's plan to move away from the medical rental side of the business and move toward surgical services. The decrease in laser surgical revenue was the result of lower prices.

    Cost of revenue (excluding depreciation expense) for the six months ended April 30, 2001 totaled $2,626,000, compared to cost of revenue of $2,636,000 for the comparable six months of the prior fiscal year, an increase of $220,000, or 8%. The increase in cost of revenue is primarily attributable to (1) increased procedures and (2) higher cost of labor during the second half of fiscal year 2001. Cost of revenue as a percentage of revenues increased from 43.4% in the first six months of fiscal year 2000 to 52.5% in the first six months of fiscal year 2001.

    Depreciation expense directly attributable to net revenue for the six months ended April 30, 2001 totaled $838,000 compared to $897,000 during the comparable period of fiscal 2000, a decrease of $59,000, or 6.6%. This decrease in depreciation expense is principally the result of the reduced purchasing of equipment since the second half of fiscal year 2000.

    Gross profit during the six months ended April 30, 2001 was $1,738,000, compared to gross profit of $2,526,000 during the comparable period of the prior fiscal year, a decrease of $788,000, or 31.2%. As a percentage of net revenue, gross profit decreased from 41.8% during the first six months of fiscal 2000 to 32.0% during the six months ended April 30, 2001. The decrease in the amount of gross profit is principally the result of the factors described previously.

    For the six months ended April 30, 2001, selling expenses were $1,094,000, compared to selling expenses of $1,038,000 for the first six months of fiscal year 2000, an increase of $56,000, or 5.4%. As a percentage of net revenue, selling expenses increased from 17.2% in the six months ended April 30, 2000 to 20.2% in the six months ended April 30, 2001. The increase in selling expenses is primarily due to higher compensation for sales personnel and to the reclassification of certain employees from operations to sales.

    General and administrative ("G&A") expenses increased to $1,150,000 in the six months ended April 30, 2001 from $906,000 in the six months ended April 30, 2000, an increase of $244,000, or 26.9%. As a percentage of net revenue, G&A expenses increased from 15.0% in the first six months of fiscal year 2000 to 21.2% in the comparable six months of fiscal year 2001. The increase in the amount of G&A expense is primarily attributable to (1) the addition of management personnel (2) increased legal and accounting fees related to the tentative merger and (3) increased insurance and other fixed administrative costs.

    Restructuring and closure expenses for the six months ended April 30, 2000 totaled $398,000. There were no such expenses during the same period of the current fiscal year.

    Interest expense for the six months ended April 30, 2001 was $464,000, compared to $580,000 in the first six months of the prior fiscal year, a decrease of $116,000, or 20.0%. The decrease in interest expense is the result of lower interest expense on capital leases nearing maturity.

    The loss before income taxes was $970,000 for the six months ended April 30, 2001, compared to the loss before income taxes of $396,000 for the six months ended April 30, 2000, a negative variance of $574,000. The loss before income taxes, as a percentage of revenue, was 17.9% in the six months ended April 30, 2001, compared to the loss before income taxes of 6.5% as a percentage of revenue in the six months ended April 30, 2000. This variance occurred as a result of the aforementioned factors.

Liquidity and Capital Resources

    Our liquidity requirements arise from the funding of our working capital needs, principally accounts receivable and inventories, as well as our capital expenditure needs. Our primary sources for working capital have historically been borrowings under debt facilities, leasing arrangements, trade payables and the sale of our Common Stock.

    During the six months ended April 30, 2001, net cash provided by operating activities was $310,000, which resulted primarily from a net loss of $970,000 adjusted for (a) depreciation and amortization expense of $1,061,000, (b) a provision for doubtful accounts of $18,000 and (c) a gain on sale of assets of $34,000, all of which were offset in part by a net increase of approximately $167,000 in working capital items.

    Net cash used for investing activities during the six months ended April 30, 2001 was $615,000, which consisted of (a) capital expenditures of $639,000 and (b) a decrease of $23,000 in deposits and other assets.

    During the six months ended April 30, 2001, net cash provided by financing activities totaled $207,000, consisting of (a) $875,000 in borrowings on notes payable, (b) $129,000 in borrowings on a note payable to a bank (d) sale of common stock of $400,000 (e) $8,000 in borrowings on capital leases and (f) $530,000 in borrowings on long-term debt, all of which were offset in part by (g) $1,006,000 in principal payments on long-term debt and (h) $729,000 in principal payments on capital lease obligations.

    The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require the Company to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. As of October 31, 2000 and April 30, 2001, the Company was not in compliance with certain financial covenants of the Bank Line of Credit and Bank Term Loan.

    We had no material commitments for capital expenditures at April 30, 2001. However, although we have no present commitments or agreements to make such capital expenditures, during the next 12 months we expect to make substantial capital expenditures, in accordance with our historical practice. The mobile laser/surgical services and medical equipment rental businesses are capital intensive. We believe that funds generated from operations, together with funds available from debt facilities, as well as possible strategic alternatives such as additional debt or equity offerings, will be sufficient to finance our working capital and capital expenditure requirements for the next 12 months.

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

    In November and December 2000 and March and April 2001, we issued an aggregate of $875,000 in convertible subordinated debt to certain affiliates. These instruments bear interest at a rate of 8% per annum, mature 3 months from date of issuance and are convertible into shares of our common stock at a rate of one share for each $0.10 of principal amount. This issuance of convertible subordinated debt was exempt from registration under Section 4(2) of the Securities Act of 1933. All of these notes have been extended to June 30, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation and Amendments thereto. (1)
3.2	By-Laws of the Registrant. (2)
10.1	Form of Convertible Promissory Note. (3)

(1)
Exhibit 2.1 to Registrant's Form 10-SB, filed on May 16, 1997 and incorporated by reference herein.

(2)
Exhibit 2.2 to Registrant's Form 10-SB, filed on May 16, 1997 and incorporated by reference herein.

(3)
Exhibit 10.1 to Registrant's Form 10-QSB for the quarter ended January 31, 2001 and incorporated by reference herein.

(b)
Reports on Form 8-K

    None.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2001	MEDICAL RESOURCES MANAGEMENT, INC.
	By:	/s/ RICHARD A. WHITMAN Richard A. Whitman President and CEO

QuickLinks

FORM 10-QSB
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 2. Changes in Securities.
Item 6. Exhibits and Reports on Form 8-K.
EXHIBITS INDEX
SIGNATURES