Form 10QSB/A
period 2001-04-30
MEDICAL RESOURCES MANAGEMENT INC
filed 2001-06-25
CIK 1039142

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

    Explanatory Note: The purpose of this amendment is to amend and restate the Consolidated Statement of Cash Flows (Unaudited) included in the Financial Statements of our Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2001.

    This report continues to speak as of June 14, 2001, the date of our original Form 10-QSB for the quarterly period ended April 30, 2001. Although this Amendment amends and restates our original Form 10-QSB for the quarterly period ended April 30, 2001, any items not changed in the Amendment shall be as set forth in our original Form 10-QSB dated June 14, 2001.

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

Medical Resources Management, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2001	2000
Operating activities
Net income (loss)	$(969,633)	$(396,170)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	1,046,109	916,872
Amortization of intangibles	14,820	79,367
Provision for doubtful accounts	18,000	42,000
Gain on sale of assets	34,014	12,499
Write-off of customer list	—	151,139
Changes in operating assets and liabilities:
Accounts receivable	(101,920)	(253,741)
Inventories	(239,253)	120,088
Prepaid expenses	(16,593)	(58,495)
Accounts payable	373,282	221,155
Accrued expenses	22,481	(62,988)
Bank overdraft	128,618	—

Net cash provided by operating activities	309,925	771,726
Investing activities
Purchases of property and equipment	(638,815)	(864,171)
Net proceeds from sale of assets	—	39,815
Increase in deposits and other assets	23,476	(118,037)

Net cash used for investing activities	(615,339)	(942,393)
Financing activities
Net proceeds from sale of common stock	400,000	—
Borrowings on note payable to bank	128,550	446,423
Borrowings on notes payable	875,000	200,000
Borrowings on capital leases	7,980	—
Borrowings on term loans	530,281	743,409
Principal payments on long-term debt	(1,006,257)	(385,206)
Principal payments on capital lease obligations	(728,718)	(858,411)

Net cash provided by (used for) financing activities	206,836	146,215

Net decrease in cash and cash equivalents	(98,578)	(24,452)
Cash and cash equivalents at beginning of period	98,578	45,332

Cash and cash equivalents at end of period	—	$20,880

Supplemental information:
Cash paid during the period for:
Interest	$451,298	$552,711

Taxes	$—	$2,400

Capital lease obligations entered into for equipment	$—	$107,303

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

Date: June 25, 2001	MEDICAL RESOURCES MANAGEMENT, INC.
	By:	/s/ RICHARD A. WHITMAN Richard A. Whitman President and CEO

QuickLinks

FORM 10-QSB/A
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